Form 10-Q
period 2010-09-30
Digital Realty Trust, L.P.
filed 2010-11-09
CIK 1494877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to              .

Commission file number 001-32336 (Digital Realty Trust, Inc.)

                                             000-54023 (Digital Realty Trust, L.P.)

DIGITAL REALTY TRUST, INC.

DIGITAL REALTY TRUST, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Digital Realty Trust, Inc.) Maryland (Digital Realty Trust, L.P.)	26-0081711 20-2402955
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

560 Mission Street, Suite 2900 San Francisco, CA	94105
(Address of principal executive offices)	(Zip Code)

(415) 738-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☒* No ☐

*	Digital Realty Trust, L.P. became subject to filing requirements under Section 13 of the Securities Exchange Act of 1934, as amended, upon effectiveness of its Registration Statement on Form 10 on August 24, 2010 and has filed all required reports subsequent to that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Digital Realty Trust, Inc.	Yes ☒ No ☐
Digital Realty Trust, L.P.	Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Digital Realty Trust, Inc.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Digital Realty Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Digital Realty Trust, Inc.	Yes ☐ No ☒
Digital Realty Trust, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Digital Realty Trust, Inc.:

Class	Outstanding at November 4, 2010
Common Stock, $.01 par value per share	90,461,804

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2010 of Digital Realty Trust, Inc., a Maryland corporation, and Digital Realty Trust, L.P. , a Maryland limited partnership, of which Digital Realty Trust, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “our company” or “the company” refer to Digital Realty Trust, Inc. together with its consolidated subsidiaries, including Digital Realty Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Digital Realty Trust, L.P. together with its consolidated subsidiaries.

Digital Realty Trust, Inc. is a real estate investment trust and the sole general partner of Digital Realty Trust, L.P. As of September 30, 2010, Digital Realty Trust, Inc. owned an approximate 94.2% common general partnership interest in Digital Realty Trust, L.P. The remaining approximate 5.8% common limited partnership interests are owned by non-affiliated investors and certain directors and officers of Digital Realty Trust, Inc. As of September 30, 2010, Digital Realty Trust, Inc. owned all of the preferred limited partnership interests of Digital Realty Trust, L.P. As the sole general partner of Digital Realty Trust, L.P., Digital Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

We believe combining the quarterly reports on Form 10-Q of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. into this single report results in the following benefits:

•	enhancing investors’ understanding of our company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both our company and our operating partnership; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how Digital Realty Trust, Inc. and Digital Realty Trust, L.P. operate as an interrelated consolidated company. Digital Realty Trust, Inc. is a real estate investment trust, whose only material asset is its ownership of partnership interests of Digital Realty Trust, L.P. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of Digital Realty Trust, L.P., issuing public equity from time to time and guaranteeing certain debt of Digital Realty Trust, L.P. and its consolidated subsidiaries. Digital Realty Trust, Inc. itself does not issue any indebtedness but guarantees some of the unsecured debt of Digital Realty Trust, L.P., as disclosed in this report. Digital Realty Trust, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. Digital Realty Trust, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to Digital Realty Trust, L.P. in exchange for partnership units, Digital Realty Trust, L.P. generates the capital required by the company’s business through Digital Realty Trust, L.P.’s operations, by Digital Realty Trust, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

The presentation of noncontrolling interests in operating partnership, stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Digital Realty Trust, Inc. and those of Digital Realty Trust, L.P. The common limited partnership interests held by the limited partners in Digital Realty Trust, L.P. are presented as limited partners’ capital within partners’ capital in Digital Realty Trust, L.P.’s consolidated financial statements and as noncontrolling interests in operating partnership within equity in Digital Realty Trust, Inc.’s consolidated financial statements. The common and preferred partnership interests held by Digital Realty Trust, Inc. in Digital Realty Trust, L.P. are presented as general partner’s capital within partners’ capital in Digital Realty Trust, L.P.’s consolidated financial statements and as preferred stock, common stock, additional paid-in capital and accumulated dividends in excess of earnings within stockholders’ equity in Digital Realty Trust, Inc.’s consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity issued at the Digital Realty Trust, Inc. and the Digital Realty Trust, L.P. levels.

To help investors understand the significant differences between the company and the operating partnership, this report presents the following separate sections for each of the company and the operating partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Debt;

•	Equity of the company and Capital of the operating partnership; and

•	Income per Share and Income per Unit;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the company and the operating partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the company and operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the company and the operating partnership, the separate sections in this report for the company and the operating partnership specifically refer to the company and the operating partnership. In the sections that combine disclosure of the company and the operating partnership, this report refers to actions or holdings as being actions or holdings of the company. Although the operating partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the company is appropriate because the business is one enterprise and the company operates the business through the operating partnership.

As general partner with control of the operating partnership, Digital Realty Trust, Inc. consolidates the operating partnership for financial reporting purposes, and it does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. are the same on their respective consolidated financial statements. The separate discussions of Digital Realty Trust, Inc. and Digital Realty Trust, L.P. in this report should be read in conjunction with each other to understand the results of the company on a consolidated basis and how management operates the company.

DIGITAL REALTY TRUST, INC. AND DIGITAL REALTY TRUST, L.P.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$479,227	$382,763
Acquired ground leases	6,468	2,767
Buildings and improvements	4,167,114	2,952,330
Tenant improvements	283,079	272,462

Total investments in properties	4,935,888	3,610,322
Accumulated depreciation and amortization	(604,075)	(459,521)

Net investments in properties	4,331,813	3,150,801
Investment in unconsolidated joint ventures	17,652	6,392

Net investments in real estate	4,349,465	3,157,193
Cash and cash equivalents	66,493	72,320
Accounts and other receivables, net of allowance for doubtful accounts of $2,401 and $2,691 as of September 30, 2010 and December 31, 2009, respectively	83,309	46,086
Deferred rent	178,456	145,550
Acquired above market leases, net	44,026	25,861
Acquired in place lease value and deferred leasing costs, net	345,934	224,216
Deferred financing costs, net	24,352	21,073
Restricted cash	61,550	37,810
Other assets	17,314	14,950

Total assets	$5,170,899	$3,745,059

LIABILITIES AND EQUITY
Revolving credit facility	$220,565	$205,547
Unsecured senior notes, net of discount	1,065,817	83,000
Exchangeable senior debentures, net of discount	374,054	432,234
Mortgage loans, net of premiums	1,050,663	1,063,663
Other secured loan	10,500	—
Accounts payable and other accrued liabilities	221,209	151,229
Accrued dividends and distributions	—	37,004
Acquired below market leases, net	98,777	69,311
Security deposits and prepaid rents	80,445	68,270

Total liabilities	3,122,030	2,110,258

Commitments and contingencies

Equity:
Stockholders’ Equity:
Preferred Stock: $0.01 par value, 30,000,000 authorized:
Series A Cumulative Redeemable Preferred Stock, 8.50%, $0 and $103,500 liquidation preference ($25.00 per share), none and 4,140,000 issued and outstanding	—	99,297
Series B Cumulative Redeemable Preferred Stock, 7.875%, $63,250 liquidation preference ($25.00 per share), 2,530,000 issued and outstanding	60,502	60,502
Series C Cumulative Convertible Preferred Stock, 4.375%, $174,999 liquidation preference ($25.00 per share), 6,999,955 issued and outstanding	169,067	169,067
Series D Cumulative Convertible Preferred Stock, 5.500%, $344,683 and $344,888 liquidation preference, respectively ($25.00 per share), 13,787,300 and 13,795,500 issued and outstanding, respectively	333,274	333,472
Common Stock: $0.01 par value, 145,000,000 authorized, 89,419,253 and 76,812,783 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	891	766
Additional paid-in capital	1,762,041	1,155,709
Accumulated dividends in excess of earnings	(324,716)	(231,871)
Accumulated other comprehensive loss, net	(41,590)	(27,947)

Total stockholders’ equity	1,959,469	1,558,995

Noncontrolling Interests:
Noncontrolling interests in operating partnership	53,717	58,192
Noncontrolling interests in consolidated joint ventures	35,683	17,614

Total noncontrolling interests	89,400	75,806

Total equity	2,048,869	1,634,801

Total liabilities and equity	$5,170,899	$3,745,059

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Rental	$184,511	$130,891	$495,099	$374,477
Tenant reimbursements	52,975	32,223	131,630	92,677
Other	—	113	—	214

Total operating revenues	237,486	163,227	626,729	467,368

Operating Expenses:
Rental property operating and maintenance	74,156	45,278	181,804	130,152
Property taxes	14,030	9,295	39,499	27,655
Insurance	2,168	1,495	5,749	4,439
Depreciation and amortization	70,128	50,439	187,520	145,926
General and administrative	11,878	10,351	34,971	29,980
Transactions	4,666	309	7,214	822
Other	59	404	226	689

Total operating expenses	177,085	117,571	456,983	339,663

Operating income	60,401	45,656	169,746	127,705

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	1,061	1,091	3,994	2,948
Interest and other income	327	90	392	736
Interest expense	(36,737)	(22,559)	(100,801)	(63,991)
Tax expense	(343)	(333)	(1,593)	(1,061)
Loss from early extinguishment of debt	(1,083)	—	(2,624)	—

Net income	23,626	23,945	69,114	66,337

Net income attributable to noncontrolling interests	(590)	(1,438)	(2,041)	(3,062)

Net income attributable to Digital Realty Trust, Inc.	23,036	22,507	67,073	63,275

Preferred stock dividends	(9,194)	(10,101)	(29,396)	(30,303)
Costs on redemption of Series A preferred stock	(4,203)	—	(4,203)	—

Net income available to common stockholders	$9,639	$12,406	$33,474	$32,972

Net income per share available to common stockholders:
Basic	$0.11	$0.16	$0.41	$0.44
Diluted	$0.11	$0.16	$0.40	$0.43

Weighted average common shares outstanding:
Basic	87,908,953	76,301,577	82,111,128	75,714,757
Diluted	90,136,912	77,674,137	84,137,205	76,450,131

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share data)

	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Dividends in Excess of Earnings	Accumulated Other Comprehensive Loss, net	Total Stockholders’ Equity	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Joint Venture	Total Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$662,338	76,812,783	$766	$1,155,709	$(231,871)	$(27,947)	$1,558,995	$58,192	$17,614	$75,806	$1,634,801
Conversion of units to common stock	—	736,158	7	7,843	—	—	7,850	(7,850)	—	(7,850)	—
Issuance of restricted stock, net of forfeitures	—	89,507	—	—	—	—	—	—	—	—	—
Net proceeds from sale of common stock	—	9,680,960	97	531,105	—	—	531,202	—	—	—	531,202
Exercise of stock options	—	136,808	1	5,178	—	—	5,179	—	—	—	5,179
Issuance of common stock in exchange for debentures	—	1,958,101	20	62,434	—	—	62,454	—	—	—	62,454
Conversion of series D preferred stock	(198)	4,936	—	198	—	—	—	—	—	—	—
Redemption of Series A preferred stock	(99,297)	—	—	—	(4,203)	—	(103,500)	—	—	—	(103,500)
Amortization of unearned compensation regarding share based awards	—	—	—	10,175	—	—	10,175	—	—	—	10,175
Dividends declared on preferred stock	—	—	—	—	(29,396)	—	(29,396)	—	—	—	(29,396)
Dividends and distributions on common stock and common and incentive units	—	—	—	—	(126,319)	—	(126,319)	(8,226)	—	(8,226)	(134,545)
Reclassification of vested share based awards	—	—	—	(10,601)	—	—	(10,601)	10,601	—	10,601	—
Contributions from noncontrolling interests in consolidated joint ventures	—	—	—	—	—	—	—	—	18,098	18,098	18,098
Net income	—	—	—	—	67,073	—	67,073	2,070	(29)	2,041	69,114
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	(10,730)	(10,730)	(882)	—	(882)	(11,612)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	(7,654)	(7,654)	(478)	—	(478)	(8,132)
Other comprehensive income - reclassification of other comprehensive income to interest expense	—	—	—	—	—	4,741	4,741	290	—	290	5,031

Comprehensive income							53,430			971	54,401

Balance as of September 30, 2010	$562,843	89,419,253	$891	$1,762,041	$(324,716)	$(41,590)	$1,959,469	$53,717	$35,683	$89,400	$2,048,869

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:

Net income	$69,114	$66,337
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	2,119	—
Equity in earnings of unconsolidated joint ventures	(3,994)	(2,948)
Distributions from unconsolidated joint venture	3,000	3,075
Write-off of net assets due to early lease terminations	227	689
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	148,263	114,857
Amortization of share-based unearned compensation	10,175	7,115
Allowance for doubtful accounts	(290)	267
Amortization of deferred financing costs	8,050	5,671
Amortization of debt discount/premium	3,205	2,637
Amortization of acquired in place lease value and deferred leasing costs	39,258	31,069
Amortization of acquired above market leases and acquired below market leases, net	(6,504)	(6,210)
Changes in assets and liabilities:
Restricted cash	(3,285)	8,668
Accounts and other receivables	(37,305)	(8,043)
Deferred rent	(33,707)	(34,067)
Deferred leasing costs	(7,454)	(7,152)
Other assets	(3,629)	(3,287)
Accounts payable and other accrued liabilities	44,171	27,626
Security deposits and prepaid rents	8,907	12,420

Net cash provided by operating activities	240,321	218,724

Cash flows from investing activities:

Acquisitions of properties	(1,181,889)	(37,446)
Investment in unconsolidated joint venture	(10,354)	—
Deposits paid for acquisitions of properties	—	(1,830)
Receipt of value added tax refund	3,499	9,199
Refundable value added tax paid	(4,052)	(8,254)
Change in restricted cash	(17,826)	525
Improvements to investments in real estate	(248,737)	(323,155)
Improvement advances to tenants	(1,529)	(2,490)
Collection of advances from tenants for improvements	1,516	3,961

Net cash used in investing activities	(1,459,372)	(359,490)

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from financing activities:

Borrowings on revolving credit facility	$554,622	$350,563
Repayments on revolving credit facility	(540,547)	(338,732)
Borrowings on unsecured senior notes	117,000	25,000
Borrowings on unsecured senior notes due 2020	491,480	—
Borrowings on unsecured senior notes due 2015	373,864	—
Proceeds from mortgage loans	—	37,809
Principal payments on mortgage loans	(14,507)	(159,897)
Proceeds from 2029 exchangeable senior debentures	—	266,400
Principal repayments on 2026 exchangeable senior debentures	(250)	—
Redemption of Series A preferred stock	(103,500)	—
Change in restricted cash	(1,071)	(536)
Payment of loan fees and costs	(11,985)	(10,310)
Capital contributions received from noncontrolling interests in consolidated joint venture	12,682	17,231
Gross proceeds from the sale of common stock	550,107	83,750
Common stock offering costs paid	(18,905)	(533)
Proceeds from exercise of stock options	5,179	4,252
Payment of dividends to preferred stockholders	(29,396)	(30,303)
Payment of dividends to common stockholders and distributions to noncontrolling interests in operating partnership	(171,549)	(109,784)
Purchase of noncontrolling interests	—	(26,326)

Net cash provided by financing activities	1,213,224	108,584

Net decrease in cash and cash equivalents	(5,827)	(32,182)

Cash and cash equivalents at beginning of period	72,320	73,334

Cash and cash equivalents at end of period	$66,493	$41,152

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$86,144	$57,905
Cash paid for taxes	998	683

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(11,612)	$26,534
Increase in accounts payable and other accrued liabilities and decrease in other assets, respectively, related to change in fair value of interest rate swaps	(8,132)	(4,437)
Noncontrolling interests in operating partnership redeemed for or converted to shares of common stock	7,850	4,900
Non-cash allocation of investment in consolidated joint venture to:
Land	8,976	17,024
Building	18,155	16,532
Restricted cash	2,160	—
Mortgage loan	(13,375)	(17,000)
Other secured loan	(10,500)	—
Noncontrolling interest in consolidated joint venture	(2,616)	(16,556)
Noncontrolling interest contribution to consolidated joint venture	2,800	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	78,743	55,570
Accrual of contingent purchase price for investments in real estate	2,700	—
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	62,454	—

Allocation of purchase price of properties to:

Investments in real estate	1,066,241	37,112
Acquired above market leases	25,339	—
Acquired below market leases	(43,869)	—
Acquired in place lease value and deferred leasing costs	138,312	334
Security deposits	(4,134)	—

Cash paid for acquisition of properties	$1,181,889	$37,446

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and per unit data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Investments in real estate:
Properties:
Land	$479,227	$382,763
Acquired ground leases	6,468	2,767
Buildings and improvements	4,167,114	2,952,330
Tenant improvements	283,079	272,462

Total investments in properties	4,935,888	3,610,322
Accumulated depreciation and amortization	(604,075)	(459,521)

Net investments in properties	4,331,813	3,150,801
Investment in unconsolidated joint ventures	17,652	6,392

Net investments in real estate	4,349,465	3,157,193
Cash and cash equivalents	66,493	72,320
Accounts and other receivables, net of allowance for doubtful accounts of $2,401 and $2,691 as of September 30, 2010 and December 31, 2009, respectively	83,309	46,086
Deferred rent	178,456	145,550
Acquired above market leases, net	44,026	25,861
Acquired in place lease value and deferred leasing costs, net	345,934	224,216
Deferred financing costs, net	24,352	21,073
Restricted cash	61,550	37,810
Other assets	17,314	14,950

Total assets	$5,170,899	$3,745,059

LIABILITIES AND CAPITAL
Revolving credit facility	$220,565	$205,547
Unsecured senior notes, net of discount	1,065,817	83,000
Exchangeable senior debentures, net of discount	374,054	432,234
Mortgage loans, net of premiums	1,050,663	1,063,663
Other secured loan	10,500	—
Accounts payable and other accrued liabilities	221,209	151,229
Accrued dividends and distributions	—	37,004
Acquired below market leases, net	98,777	69,311
Security deposits and prepaid rents	80,445	68,270

Total liabilities	3,122,030	2,110,258
Commitments and contingencies
Capital:
Partners’ capital:
General Partner:
None and 4,140,000 Series A Cumulative Redeemable preferred units issued and outstanding, 2,530,000 Series B Cumulative Redeemable preferred units issued and outstanding, 6,999,955 Series C Cumulative Convertible preferred units issued and outstanding, 13,787,300 and 13,795,500 Series D Cumulative Convertible preferred units issued and outstanding, respectively, all with a $25.00 liquidation preference per preferred unit (liquidation preference of $582,931 and $686,636, respectively)	562,843	662,338
89,419,253 and 76,812,783 common units issued and outstanding, respectively	1,438,216	924,604
Limited partners, 3,970,549 common units, 961,248 profits interest units and 544,819 class C units outstanding as of September 30, 2010 and 4,360,549 common units, 842,096 profits interest units and 216,452 class C units outstanding as of December 31, 2009	57,470	60,875
Accumulated other comprehensive loss	(45,343)	(30,630)

Total partners’ capital	2,013,186	1,617,187
Noncontrolling interests in consolidated joint ventures	35,683	17,614

Total capital	2,048,869	1,634,801

Total liabilities and capital	$5,170,899	$3,745,059

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited, in thousands, except unit and per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Rental	$184,511	$130,891	$495,099	$374,477
Tenant reimbursements	52,975	32,223	131,630	92,677
Other	—	113	—	214

Total operating revenues	237,486	163,227	626,729	467,368

Operating Expenses:
Rental property operating and maintenance	74,156	45,278	181,804	130,152
Property taxes	14,030	9,295	39,499	27,655
Insurance	2,168	1,495	5,749	4,439
Depreciation and amortization	70,128	50,439	187,520	145,926
General and administrative	11,878	10,351	34,971	29,980
Transactions	4,666	309	7,214	822
Other	59	404	226	689

Total operating expenses	177,085	117,571	456,983	339,663

Operating income	60,401	45,656	169,746	127,705

Other Income (Expenses):
Equity in earnings of unconsolidated joint venture	1,061	1,091	3,994	2,948
Interest and other income	327	90	392	736
Interest expense	(36,737)	(22,559)	(100,801)	(63,991)
Tax expense	(343)	(333)	(1,593)	(1,061)
Loss from early extinguishment of debt	(1,083)	—	(2,624)	—

Net income	23,626	23,945	69,114	66,337
Net (income) loss attributable to noncontrolling interests in consolidated joint ventures	(53)	(540)	29	(614)

Net income attributable to Digital Realty Trust, L.P.	23,573	23,405	69,143	65,723

Preferred units distributions	(9,194)	(10,101)	(29,396)	(30,303)
Costs on redemption of Series A preferred units	(4,203)	—	(4,203)	—

Net income available to common unitholders	$10,176	$13,304	$35,544	$35,420

Net income per unit available to common unitholders:
Basic	$0.11	$0.16	$0.41	$0.43
Diluted	$0.11	$0.16	$0.40	$0.43

Weighted average common units outstanding:
Basic	93,420,550	82,093,786	87,638,416	81,553,114
Diluted	95,295,993	83,466,346	89,365,656	82,288,488

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL AND COMPREHENSIVE INCOME

(unaudited, in thousands, except unit data)

	General Partner				Limited Partners		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Joint Ventures	Total Capital
	Preferred Units		Common Units		Common Units
	Units	Amount	Units	Amount	Units	Amount
Balance as of December 31, 2009	27,465,455	$662,338	76,812,783	$924,604	5,419,097	$60,875	$(30,630)	$17,614	$1,634,801

Conversion of limited partner common units to general partner common units	—	—	736,158	7,850	(736,158)	(7,850)	—	—	—
Issuance of restricted common units, net of forfeitures	—	—	89,507	—	—	—	—	—	—
Net proceeds from issuance of common units	—	—	9,680,960	531,202	—	—	—	—	531,202
Issuance of common units in connection with the exercise of stock options	—	—	136,808	5,179	—	—	—	—	5,179
Issuance of common units, net of forfeitures	—	—	—	—	793,677	—	—	—	—
Amortization of unearned compensation regarding share based awards	—	—	—	10,175	—	—	—	—	10,175
Issuance of common units in exchange for debentures	—	—	1,958,101	62,454	—	—	—	—	62,454
Conversion of series D preferred units	(8,200)	(198)	4,936	198	—	—	—	—	—
Redemption of series A preferred units	(4,140,000)	(99,297)	—	(4,203)	—	—	—	—	(103,500)
Distributions	—	(29,396)	—	(126,319)	—	(8,226)	—	—	(163,941)
Reclassification of vested share based awards	—	—	—	(10,601)	—	10,601	—	—	—
Contributions from noncontrolling interest in consolidated joint ventures	—	—	—	—	—	—	—	18,098	18,098
Net income	—	29,396	—	37,677	—	2,070	—	(29)	69,114
Other comprehensive loss - foreign currency translation adjustments	—	—	—	—	—	—	(11,612)	—	(11,612)
Other comprehensive loss - fair value of interest rate swaps	—	—	—	—	—	—	(8,132)	—	(8,132)
Other comprehensive income - reclassification of other comprehensive income to interest expense	—	—	—	—	—	—	5,031	—	5,031

Comprehensive income									54,401

Balance as of September 30, 2010	23,317,255	$562,843	89,419,253	$1,438,216	5,476,616	$57,470	$(45,343)	$35,683	$2,048,869

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:

Net income	$69,114	$66,337
Adjustments to reconcile net income to net cash provided by operating activities

Loss on early extinguishment of debt-non cash portion	2,119	—
Equity in earnings of unconsolidated joint ventures	(3,994)	(2,948)
Distributions from unconsolidated joint venture	3,000	3,075
Write-off of net assets due to early lease terminations	227	689
Depreciation and amortization of buildings and improvements, tenant improvements and acquired ground leases	148,263	114,857
Amortization of share-based unearned compensation	10,175	7,115
Allowance for doubtful accounts	(290)	267
Amortization of deferred financing costs	8,050	5,671
Amortization of debt discount/premium	3,205	2,637
Amortization of acquired in place lease value and deferred leasing costs	39,258	31,069
Amortization of acquired above market leases and acquired below market leases, net	(6,504)	(6,210)
Changes in assets and liabilities:
Restricted cash	(3,285)	8,668
Accounts and other receivables	(37,305)	(8,043)
Deferred rent	(33,707)	(34,067)
Deferred leasing costs	(7,454)	(7,152)
Other assets	(3,629)	(3,287)
Accounts payable and other accrued liabilities	44,171	27,626
Security deposits and prepaid rents	8,907	12,420

Net cash provided by operating activities	240,321	218,724

Cash flows from investing activities:

Acquisitions of properties	(1,181,889)	(37,446)
Investment in unconsolidated joint venture	(10,354)	—
Deposits paid for acquisitions of properties	—	(1,830)
Receipt of value added tax refund	3,499	9,199
Refundable value added tax paid	(4,052)	(8,254)
Change in restricted cash	(17,826)	525
Improvements to investments in real estate	(248,737)	(323,155)
Improvement advances to tenants	(1,529)	(2,490)
Collection of advances from tenants for improvements	1,516	3,961

Net cash used in investing activities	(1,459,372)	(359,490)

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from financing activities:

Borrowings on revolving credit facility	$554,622	$350,563
Repayments on revolving credit facility	(540,547)	(338,732)
Borrowings on unsecured senior notes	117,000	25,000
Borrowings on unsecured senior notes due 2020	491,480	—
Borrowings on unsecured senior notes due 2015	373,864	—
Proceeds from mortgage loans	—	37,809
Principal payments on mortgage loans	(14,507)	(159,897)
Proceeds from 2029 exchangeable senior debentures	—	266,400
Principal repayments on 2026 exchangeable senior debentures	(250)	—
Redemption of Series A preferred stock	(103,500)	—
Change in restricted cash	(1,071)	(536)
Payment of loan fees and costs	(11,985)	(10,310)
Capital contributions received from noncontrolling interests in consolidated joint venture	12,682	17,231
General partner contributions	536,381	87,469
Payment of distributions to preferred unitholders	(29,396)	(30,303)
Payment of distributions to common unitholders	(171,549)	(136,110)

Net cash provided by financing activities	1,213,224	108,584

Net decrease in cash and cash equivalents	(5,827)	(32,182)

Cash and cash equivalents at beginning of period	72,320	73,334

Cash and cash equivalents at end of period	$66,493	$41,152

Supplemental disclosure of cash flow information:
Cash paid for interest, including amounts capitalized	$86,144	$57,905
Cash paid for taxes	998	683

Supplementary disclosure of noncash investing and financing activities:

Change in net assets related to foreign currency translation adjustments	$(11,612)	$26,534
Increase in accounts payable and other accrued liabilities and decrease in other assets, respectively, related to change in fair value of interest rate swaps	(8,132)	(4,437)
Non-cash allocation of investment in consolidated joint venture to:
Land	8,976	17,024
Building	18,155	16,532
Restricted cash	2,160	—
Mortgage loan	(13,375)	(17,000)
Other secured loan	(10,500)	—
Noncontrolling interest in consolidated joint venture	(2,616)	(16,556)
Noncontrolling interest contribution to consolidated joint venture	2,800	—
Accrual for additions to investments in real estate and tenant improvement advances included in accounts payable and accrued expenses	78,743	55,570
Accrual of contingent purchase price for investments in real estate	2,700	—
Issuance of common stock in exchange of 2026 exchangeable senior debentures, net	62,454	—

Allocation of purchase price of properties to:

Investments in real estate	1,066,241	37,112
Acquired above market leases	25,339	—
Acquired below market leases	(43,869)	—
Acquired in place lease value and deferred leasing costs	138,312	334
Security deposits	(4,134)	—

Cash paid for acquisition of properties	$1,181,889	$37,446

See accompanying notes to the condensed consolidated financial statements.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

(unaudited)

1. Organization and Description of Business

Digital Realty Trust, Inc. through its controlling interest in Digital Realty Trust, L.P. (the Operating Partnership) and the subsidiaries of the Operating Partnership (collectively, we, our, us or the Company) is engaged in the business of owning, acquiring, developing, redeveloping and managing technology-related real estate. The Company is focused on providing Turn-Key Datacenter® and Powered Base Building® datacenter solutions for domestic and international tenants across a variety of industry verticals ranging from information technology and Internet enterprises, to manufacturing and financial services. As of September 30, 2010, our portfolio consisted of 95 properties, excluding two properties held as investments in unconsolidated joint ventures, of which 81 are located throughout North America and 14 are located in Europe. Our properties are diversified in major markets where corporate datacenter and technology tenants are concentrated, including the Boston, Chicago, Dallas, Los Angeles, New York Metro, Northern Virginia, Phoenix, San Francisco and Silicon Valley metropolitan areas in the U.S. and the Amsterdam, Dublin, London and Paris markets in Europe. The portfolio consists of Internet gateway and corporate datacenter properties, technology manufacturing properties and regional or national headquarters of technology companies.

The Operating Partnership was formed on July 21, 2004 in anticipation of our initial public offering (IPO) on November 3, 2004 and commenced operations on that date. As of September 30, 2010, we own a 94.2% common interest and a 100% preferred interest in the Operating Partnership. As sole general partner, we have control over the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace us as the general partner nor do they have participating rights, although they do have certain protective rights.

2. Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accompanying interim condensed consolidated financial statements include all of the accounts of Digital Realty Trust, Inc., the Operating Partnership and the subsidiaries of the Operating Partnership. Intercompany balances and transactions have been eliminated.

The accompanying interim condensed consolidated financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and in compliance with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. All such adjustments are considered to be of a normal recurring nature, except as otherwise indicated. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009 and the Operating Partnership’s Form 10 filed on June 25, 2010, as amended.

The notes to the condensed consolidated financial statements of Digital Realty Trust, Inc. and the Operating Partnership have been combined to provide the following benefits:

•	enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•

eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creating time and cost efficiencies through the preparation of one set of footnotes instead of two separate sets of notes.

There are few differences between the Company and the Operating Partnership, which are reflected in these condensed consolidated financial statements. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how Digital Realty Trust, Inc. and the Operating Partnership operate as an interrelated consolidated company. Digital Realty Trust, Inc.’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Digital Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership and its consolidated subsidiaries. Digital Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the unsecured debt of the Operating Partnership, as disclosed in these footnotes. The Operating Partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Digital Realty Trust, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

The presentation of noncontrolling interests in operating partnership, stockholder’s equity and partners’ capital are the main areas of difference between the consolidated financial statements of Digital Realty Trust, Inc. and those of the Operating Partnership. The common limited partnership interests held by the limited partners in the Operating Partnership are presented as limited partners’ capital within partners’ capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interests in operating partnership within equity in Digital Realty Trust, Inc.’s consolidated financial statements. The common and preferred partnership interests held by Digital Realty Trust, Inc. in the Operating Partnership are presented as general partner’s capital within partners’ capital in the Operating Partnership’s consolidated financial statements and as preferred stock, common stock, additional paid-in capital and accumulated dividends in excess of earnings within stockholders’ equity in Digital Realty Trust, Inc.’s consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity issued at the Digital Realty Trust, Inc. and the Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, these footnotes present the following separate sections for each of the Company and the Operating Partnership:

•	consolidated face financial statements; and

•	the following notes to the consolidated financial statements:

•	Debt;

•	Equity of the Company and Capital of the Operating Partnership; and

•	Income per Share and Income per Unit.

In the sections that combine disclosure of the Digital Realty Trust, Inc. and the Operating Partnership, these notes refer to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company operates the business through the Operating Partnership.

(b) Cash Equivalents

For the purpose of the condensed consolidated statements of cash flows, we consider short-term investments with original maturities of 90 days or less to be cash equivalents. As of September 30, 2010, cash equivalents consist of investments in money market instruments.

(c) Share Based Compensation

We account for share based compensation using the fair value method of accounting. The estimated fair value of the stock options granted by us is being amortized on a straight-line basis over the vesting period of the stock options. The estimated fair value of the long-term incentive units and Class C Units (discussed in note 12(b)) granted by us is being amortized on a straight-line basis over the expected service period.

For share based compensation awards with performance conditions, we estimate the fair value of the award for each of the possible performance condition outcomes and amortize the compensation cost based on management’s projected performance outcome. In the instance management’s projected performance outcome changes prior to the final measurement date, compensation cost is adjusted accordingly.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

(d) Income Taxes

Digital Realty Trust, Inc. (the Parent Company) has elected to be treated and believes that it has been organized and has operated in a manner that has enabled the Parent Company to qualify as a REIT for federal income tax purposes. As a REIT, the Parent Company generally is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to its stockholders.

However, qualification and taxation as a REIT depend upon the Parent Company’s ability to meet the various qualification tests imposed under the Internal Revenue Code of 1986, as amended (the Code), including tests related to annual operating results, asset composition, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Parent Company has been organized or has operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

The Operating Partnership is a partnership and is not required to pay federal income tax. Instead, taxable income is allocated to its partners, who include such amounts on their federal income tax returns. As such, no provision for federal income taxes has been included in the Operating Partnership’s accompanying condensed consolidated financial statements.

Even if the Parent Company and the Operating Partnership are not subject to federal income taxes, they are taxed in certain states in which they operate. The Company’s consolidated taxable REIT subsidiary is subject to both federal and state income taxes to the extent there is taxable income. The Company is also taxed in non-U.S. countries where it operates that do not recognize U.S. REITs under their respective tax laws. Accordingly, the Company recognizes and accrues income taxes for taxable REIT subsidiary, certain states and non-U.S. jurisdictions, as appropriate.

We assess our significant tax positions in accordance with U.S. GAAP for all open tax years and determine whether we have any material unrecognized liabilities from uncertain tax benefits. If a tax position is not considered “more-likely-than-not” to be sustained solely on its technical merits, no benefits of the tax position are to be recognized (for financial statement purposes). As of September 30, 2010, we have no liabilities for uncertain tax positions. We classify interest and penalties on tax liabilities from significant uncertain tax positions as interest expense and operating expense, respectively, in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2010 and 2009, we had no such interest or penalties.

See Note 9 for further discussion on income taxes.

(e) Presentation of Transactional-based Taxes

We account for transactional-based taxes, such as value added tax, or VAT, for our international properties on a net basis.

(f) Asset Retirement Obligations

We record accruals for estimated retirement obligations as required by current accounting guidance. The amount of asset retirement obligations relates primarily to estimated asbestos removal costs at the end of the economic life of properties that were built before 1984. As of September 30, 2010 and December 31, 2009, the amount included in accounts payable and other accrued liabilities on our condensed consolidated balance sheets was approximately $1.3 million.

(g) Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted new accounting guidance establishing a framework for measuring fair value and expanding disclosures regarding related fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the guidance does not require any new fair-value measurements of reported balances.

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(h) Transactions Expense

Transactions expense includes acquisition-related expenses and other business development expenses, which are expensed as incurred. Acquisition-related expenses include closing costs, broker commissions and other professional fees, including legal and accounting fees related to acquisitions and potential acquisitions.

(i) Management’s Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made. On an on-going basis, we evaluate our estimates, including those related to acquiring, developing and assessing the carrying values of our real estate properties, accrued liabilities, performance-based equity compensation plans, and Digital Realty Trust, Inc.’s qualification as a REIT. We base our estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could vary under different assumptions or conditions.

(j) Newly Adopted Significant Accounting Policies

On January 1, 2010, we adopted amended guidance related to the consolidation of variable-interest entities. This amended guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009 and for subsequent interim and annual reporting periods.

(k) Segment Information

All of our properties generate similar revenues and expenses related to tenant rent and reimbursements and operating expenses. The delivery of our products is consistent across all properties and although services are provided to a wide range of customers, the types of services provided to them are limited to a few core principles. As such, the properties in our portfolio have similar economic characteristics and the nature of the products and services provided to our customers and the method to distribute such services are consistent throughout the portfolio. Consequently, our properties qualify for aggregation into one reporting segment.

(l) Reclassifications

Certain reclassifications to prior year amounts have been made to conform to the current year presentation. During the three and nine months ended September 30, 2009, $0.3 million and $0.8 million, respectively, were reclassifed from General and Administrative expense to Transactions expense.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

3. Acquisitions and Investments

We acquired the following real estate properties and made the following investments during the nine months ended September 30, 2010:

Acquisitions

Location	Metropolitan Area	Date Acquired	Amount (in millions)
New England Portfolio (1)	Various (1)	January 22, 2010	$375.0
1725 Comstock Street (2)	Silicon Valley	April 30, 2010	14.1
3105/3115 Alfred Street	Silicon Valley	May 24, 2010	10.0
Cateringweg 5 (3)	Amsterdam	June 17, 2010	6.4
365 Main Portfolio (4)	Various (4)	July 13, 2010	725.0
800 Central Expressway (5)	Silicon Valley	August 5, 2010	27.1
2950 Zanker Road / 900 Dorothy Drive	Silicon Valley / Dallas	August 19, 2010	50.3

			$1,207.9

Investments

Location	Metropolitan Area	Date Acquired	Amount (in millions)
700 / 750 Central Expressway (6)	Silicon Valley	August 5, 2010	$10.3

(1)	The New England Portfolio consists of 55 Middlesex Turnpike, Bedford, Massachusetts and a 100% condominium interest that represents 87.5% of the square footage of 128 First Avenue, Needham, Massachusetts, both located in the Boston metropolitan area, as well as 60-80 Merritt Boulevard, Trumbull, Connecticut, located in the New York Metro area. The New England Portfolio is considered three properties for our property count.
(2)	As part of the acquisition, we have agreed with the seller to remit an earnout payment based on leasing activities in the building. The purchase price includes an accrual of $4.3 million, which is the estimated fair value of the contingent purchase price per the agreement. As of June 30, 2010, the entire building was leased. The final payment to the seller of approximately $4.3 million was made in July 2010 to fully settle the contingent purchase price amount.
(3)	A land parcel subject to a ground lease along with a vacant shell building.
(4)

The 365 Main Portfolio consists of 365 Main Street, San Francisco, California and 720 2nd Street, Oakland, California, both located in the San Francisco metropolitan area; 2260 East El Segundo Boulevard, El Segundo, California, located in the Los Angeles metropolitan area; 2121 South Price Road, Chandler, Arizona, located in the Phoenix metropolitan area; and 4030-4050 Lafayette Center Drive, Chantilly, Virginia, located in the Northern Virginia metropolitan area. The 365 Main Portfolio is considered five properties for our property count.

(5)	In August 2010, we acquired a 50% controlling interest in a joint venture formed to own and redevelop 800 Central Expressway. The other noncontrolling 50% member contributed land and a vacant building with a fair market value of approximately $27.1 million, lender required impound accounts of approximately $2.1 million, a mortgage loan of $13.4 million and a mezzanine loan of approximately $10.5 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $3.4 million. Since we have a controlling interest in the joint venture, we have consolidated the joint venture and presented the member interest not owned by us of approximately $2.6 million as noncontrolling interest in consolidated joint venture.
(6)	In August 2010, we made an initial cash contribution of approximately $6.0 million to acquire a 50% common interest in a joint venture formed to own and operate two fully leased office buildings located at 700 and 750 Central Expressway. The other 50% common member contributed the fully leased properties, mortgage loan of approximately $24.1 million and a mezzanine loan of approximately $5.0 million. At close, the joint venture refinanced the assumed debt which included a principal paydown of approximately $4.1 million. The debt paydown was funded by our preferred equity contribution which is entitled to an 11% preferred return. Each member has guaranteed their proportionate share of the remaining debt balance of $25.0 million. Subject to certain conditions in the joint venture’s operating agreement, we have the right to put our common interest in the joint venture to the other member at a price equal to our initial contribution amount of $6.0 million. We have concluded that the joint venture is a variable interest entity primarily due to the fact that we have participating voting rights through our common interest, but the common interest is not considered to be equity due to the fixed price put option. The other member explicitly and implicitly bears 100% of the common equity risk. In addition, the other member, as the manager of the joint venture has more power than the Operating Partnership to direct the activities that most significantly impact the joint venture’s economic performance, and therefore was determined to be the primary beneficiary. Our maximum exposure to loss in the joint venture is our common and preferred investment totaling $10.3 million and our share of the joint venture’s debt of $12.5 million. Upon our exercise of our put option, our exposure to loss will be limited to the remaining balance of our preferred interest in the joint venture. We have accounted for our variable interest in the joint venture under the equity method of accounting and is presented as an investment in unconsolidated joint venture in the accompanying condensed consolidated balance sheet.

The New England Portfolio’s aggregate acquisition amounts were allocated as follows: $21.2 million to land, $323.0 million to buildings and improvements, $2.2 million to tenant improvements, $55.0 million to identified intangible assets and $26.4 million to identified intangible liabilities. There was no contingent consideration associated with the acquisition.

Operating revenues of $18.5 million and operating income of $6.6 million for the New England Portfolio are included in the condensed consolidated income statement for the three months ended September 30, 2010 and operating revenues of $49.0 million and operating income of $15.6 for the nine months ended September 30, 2010.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

The 365 Main Portfolio’s aggregate acquisition amounts were allocated as follows: $50.1 million to land, $588.8 million to buildings and improvements, $2.2 million to tenant improvements, $101.3 million to identified intangible assets and $17.4 million to identified intangible liabilities. There was no contingent consideration associated with the acquisition.

Operating revenues of $28.7 million and operating income of $5.0 million for the 365 Main Portfolio are included in the condensed consolidated income statement for the three and nine months ended September 30, 2010.

The following summarizes the expected weighted average remaining lives of acquired intangible assets and liabilities for the New England Portfolio and the 365 Main Portfolio as of September 30, 2010:

	New England Portfolio	365 Main Portfolio
Acquired in place lease value	10.2 years	5.3 years
Acquired above market leases	8.8 years	2.9 years
Acquired below market leases	9.4 years	6.1 years

The pro forma operating revenues and operating income of the combined entity, including the New England Portfolio and the 365 Main Portfolio had the acquisitions taken place on January 1, 2010 for the three and nine-month periods ended September 30, 2010, or January 1, 2009 for the three and nine-month periods ended September 30, 2009 are as follows:

	Three months ended		Nine months ended
	Operating Revenues	Operating Income	Operating Revenues	Operating Income
	(in millions)		(in millions)
Supplemental pro forma for the periods ended September 30, 2010 (1)	$241.9	$65.5	$702.5	$188.1
Supplemental pro forma for the periods ended September 30, 2009 (1)	214.9	59.4	622.5	163.1

(1)

These unaudited pro forma results do not purport to be indicative of what operating results would have been had the acquisitions occurred on January 1, 2010 or January 1, 2009, and may not be indicative of future operating results.

4. Acquired Intangible Assets and Liabilities

The following summarizes our acquired intangible assets (acquired in place lease value and acquired above-market lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2010 and December 31, 2009.

	Balance as of
(Amounts in thousands)	September 30, 2010	December 31, 2009
Acquired in place lease value:
Gross amount	$517,378	$377,336
Accumulated amortization	(248,267)	(215,030)

Net	$269,111	$162,306

Acquired above market leases:
Gross amount	$87,735	$62,757
Accumulated amortization	(43,709)	(36,896)

Net	$44,026	$25,861

Acquired below market leases:
Gross amount	$190,451	$147,938
Accumulated amortization	(91,674)	(78,627)

Net	$98,777	$69,311

Amortization of acquired below-market lease value, net of acquired above-market lease value, resulted in an increase to rental revenues of $1.8 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively, and $6.5 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively. The expected average remaining lives for acquired below market leases and acquired above market leases is 5.3 years and 4.0 years, respectively, as of September 30, 2010. Estimated annual amortization of acquired below-market lease value, net of acquired above-market lease value, for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	7,956
2012	6,526
2013	7,095
2014	5,730
2015	5,059

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

Costs associated with extending or renewing acquired leases are capitalized as exercised and classified as deferred leasing cost. Amortization of acquired in place lease value (a component of depreciation and amortization expense) was $13.8 million and $8.7 million for the three months ended September 30, 2010 and 2009, respectively, and $33.9 million and $26.8 million for the nine months ended September 30, 2010 and 2009, respectively. The expected average amortization period for acquired in place lease value is 5.0 years as of September 30, 2010. The weighted average period prior to the next renewal of extension related to remaining contractual life for acquired leases is 4.5 years as of September 30, 2010. Estimated annual amortization of acquired in place lease value for each of the five succeeding years, commencing January 1, 2011 is as follows:

(Amounts in thousands)
2011	$53,847
2012	43,394
2013	39,001
2014	33,488
2015	23,404

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

5. Debt of the Company

In this Note 5, the “Company” refers only to Digital Realty Trust, Inc. and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

Guarantee of Debt

The Company has guaranteed some of the Operating Partnership’s debt. The Company guarantees the Operating Partnership’s obligations with respect to the 2026 Debentures, the 2029 Debentures, the 2020 Notes, the 2015 Notes (each, as defined in Note 6) and its unsecured senior notes sold to Prudential pursuant to the Prudential shelf facility. The Company is also the guarantor of the Operating Partnership’s obligations under its revolving credit facility.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

6. Debt of the Operating Partnership

A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2010 and December 31, 2009, respectively, is as follows (in thousands):

Indebtedness	Interest Rate at September 30, 2010	Maturity Date	Principal Outstanding September 30, 2010		Principal Outstanding December 31, 2009

Revolving credit facility	Various (1)	Aug. 31, 2011 (2)	$220,565	(3)	$205,547	(3)

Unsecured senior notes:
Prudential Shelf Facility:
Series A	7.000%	Jul. 24, 2011	25,000		25,000
Series B	9.320%	Nov. 5, 2013	33,000		33,000
Series C	9.680%	Jan. 6, 2016	25,000		25,000
Series D	4.570%	Jan. 20, 2015	50,000		—
Series E	5.730%	Jan. 20, 2017	50,000		—
Series F	4.500%	Feb. 3, 2015	17,000		—

Total Prudential Shelf Facility			200,000		83,000
Senior Notes:
5.875% notes due 2020	5.875%	Feb. 1, 2020	500,000		—
4.50% notes due 2015	4.500%	Jul. 15, 2015	375,000		—
Unamortized discounts			(9,183)		—

Total senior notes			865,817		—

Total unsecured senior notes, net of discount			1,065,817		83,000

Exchangeable senior debentures:
4.125% exchangeable senior debentures due 2026	4.125%	Aug. 15, 2026 (4)	110,043		172,500
5.50% exchangeable senior debentures due 2029	5.50%	Apr. 15, 2029 (5)	266,400		266,400
Unamortized discount			(2,389)		(6,666)

Total exchangeable senior debentures, net of discount			374,054		432,234
Mortgage loans:
Secured Term Debt (6)(7)	5.65%	Nov. 11, 2014	142,123		144,078
3 Corporate Place (7)(8)	6.72%	Aug. 1, 2011 (9)	80,000		80,000
200 Paul Avenue 1-4 (7)	5.74%	Oct. 8, 2015	76,597		77,803
2045 & 2055 LaFayette Street (7)	5.93%	Feb. 6, 2017	66,652		67,271
Mundells Roundabout	3-month GBP LIBOR + 1.20% (10)	Nov. 30, 2013	67,304	(11)	69,154	(11)
600 West Seventh Street	5.80%	Mar. 15, 2016	54,506		55,524
34551 Ardenwood Boulevard 1-4 (7)	5.95%	Nov. 11, 2016	54,471		54,945
1100 Space Park Drive (7)	5.89%	Dec. 11, 2016	54,464		54,944
1350 Duane Avenue/3080 Raymond Street (7)	5.42%	Oct. 1, 2012	52,800		52,800
150 South First Street (7)	6.30%	Feb. 6, 2017	52,311		52,760
114 Rue Ambroise Croizat	3-month EURIBOR + 1.35% (10)	Jan. 18, 2012	42,372	(12)	45,067	(12)
Clonshaugh Industrial Estate II (8)	3-month EURIBOR + 4.50% (10)	Sep. 4, 2014	40,902	(12)	42,993	(12)
1500 Space Park Drive (7)	6.15%	Oct. 5, 2013	40,440		41,883
2334 Lundy Place (7)	5.96%	Nov. 11, 2016	39,616		39,960
Unit 9, Blanchardstown Corporate Park	3-month EURIBOR + 1.35% (10)	Jan. 18, 2012	36,430	(12)	38,746	(12)
Cressex 1 (14)	5.68%	Oct. 16, 2014	28,697	(11)	29,486	(11)
6 Braham Street (8)	3-month GBP LIBOR + 0.90% (10)	Apr. 10, 2011	19,802	(11)	20,831	(11)
1201 Comstock Street (7)(8)	1-month LIBOR + 3.50% (10)	Jun. 24, 2012 (2)	17,171		17,737
Datacenter Park — Dallas	5.00%	Sep. 15, 2011 (2)	16,150		17,000
Paul van Vlissingenstraat 16	3-month EURIBOR + 1.60% (10)	Jul. 18, 2013	14,297	(12)	15,208	(12)
Chemin de l’Epinglier 2	3-month EURIBOR + 1.50% (10)	Jul. 18, 2013	10,343	(12)	11,046	(12)
800 Central Expressway (7)	1-month LIBOR + 4.75%	Jun. 9, 2013	10,000		—
Gyroscoopweg 2E-2F (13)	3-month EURIBOR + 1.50% (10)	Oct. 18, 2013	9,103	(12)	9,682	(12)
1125 Energy Park Drive (7)	7.62% (15)	Mar. 1, 2032	9,097		9,203
Manchester Technopark (14)	5.68%	Oct. 16, 2014	8,730	(11)	8,970	(11)
731 East Trade Street	8.22%	Jul. 1, 2020	5,145		5,315
Unamortized net premiums			1,140		1,257

Total mortgage loans, net of premiums			1,050,663		1,063,663
Other secured loans:
800 Central Expressway Mezzanine (7)	1-month LIBOR + 8.50%	Jun. 9, 2013	10,500		—

Total other secured loans			10,500		—
Total indebtedness			$2,721,599		$1,784,444

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

(1)	The interest rate under our revolving credit facility equals either (i) US LIBOR, EURIBOR and GBP LIBOR (ranging from 1- to 6-month maturities) plus a margin of between 1.10% and 2.00% or (ii) the greater of (x) the base rate announced by the lender and (y) 1/2 of 1% per annum above the federal funds rate, plus a margin of between 0.100%—1.000%. In each case, the margin is based on our total leverage ratio. We incur a fee ranging from 0.125% to 0.20% for the unused portion of our unsecured revolving credit facility.
(2)	A one-year extension is available, which we may exercise if certain conditions are met.
(3)	Balances as of September 30, 2010 and December 31, 2009 are as follows (balances, in thousands):

Denomination of Draw	Balance as of September 30, 2010		Weighted-average interest rate	Balance as of December 31, 2009		Weighted- average interest rate
US ($)	$202,000		1.36%	$195,500		1.34%
Euro (€)	1,336	(a)	1.72%	10,047	(a)	1.58%
British Sterling (£)	17,229	(b)	1.67%	—		—

Total	$220,565		1.39%	$205,547		1.35%

(a)	Based on exchange rate of $1.36 to €1.00 as of September 30, 2010 and $1.43 to €1.00 as of December 31, 2009.
(b)	Based on exchange rate of $1.57 to £1.00 as of September 30, 2010.

(4)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of August 15, 2011, August 15, 2016 and August 15, 2021. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on August 18, 2011.
(5)	The holders of the debentures have the right to require the Operating Partnership to repurchase the debentures in cash in whole or in part for a price of 100% of the principal amount plus accrued and unpaid interest on each of April 15, 2014, April 15, 2019 and April 15, 2024. We have the right to redeem the debentures in cash for a price of 100% of the principal amount plus accrued and unpaid interest commencing on April 18, 2014.
(6)	This amount represents six mortgage loans secured by our interests in 36 NE 2nd Street, 3300 East Birch Street, 100 & 200 Quannapowitt Parkway, 300 Boulevard East, 4849 Alpha Road, and 11830 Webb Chapel Road. Each of these loans is cross-collateralized by the six properties.
(7)	The respective borrower’s assets and credit are not available to satisfy the debts and other obligations of affiliates or any other person.
(8)	The Operating Partnership or its subsidiary provides a limited recourse guarantee with respect to this loan.
(9)	Two one-year extensions are available, which we may exercise if certain conditions are met.
(10)	We have entered into interest rate swap or interest rate cap agreements as a cash flow hedge for interest generated by these US LIBOR, EURIBOR and GBP LIBOR based loans. See note 13 for further information.
(11)	Based on exchange rate of $1.57 to £1.00 as of September 30, 2010 and $1.61 to £1.00 as of December 31, 2009.
(12)	Based on exchange rate of $1.36 to €1.00 as of September 30, 2010 and $1.43 to €1.00 as of December 31, 2009.
(13)	This loan is also secured by a €1.3 million letter of credit.
(14)	These loans are also secured by a £7.8 million letter of credit. These loans are cross-collateralized by the two properties.
(15)	If the loan is not repaid by March 1, 2012, the interest rate increases to the greater of 9.62% or the treasury rate then in effect plus 2%.

Revolving Credit Facility

As of September 30, 2010, our revolving credit facility had a total capacity of $750.0 million. Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extends its maturity date from August 31, 2010 to August 31, 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. On June 28, 2010, we completed an amendment to our revolving credit facility. The amendment to the revolving credit facility provides us with the ability to add eligible unencumbered international assets to the borrowing base in support of our outstanding unsecured debt. International assets include properties located in Canada, England, Ireland, Wales, France, Spain, the Netherlands, Singapore and Australia. Under the new amendment, international assets may comprise up to 25% of the borrowing base, with assets in Spain and Singapore limited to up to 10% of the borrowing base. As of September 30, 2010, borrowings under the revolving credit facility bore interest at a blended rate of 1.36% (U.S.), 1.72% (Euro) and 1.67% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pounds Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of September 30, 2010, approximately $220.6 million was drawn under this facility and $16.8 million of letters of credit were issued.

The credit facility contains various restrictive covenants, including limitations on our ability to incur additional indebtedness, make certain investments or merge with another company, and requirements to maintain financial coverage ratios as well as a pool of unencumbered assets. In addition, except to enable Digital Realty Trust, Inc. to maintain its status as a REIT for federal income tax purposes or as may otherwise be required to avoid the imposition of income or excise taxes on Digital Reality Trust, Inc., we are not permitted during any four consecutive fiscal quarters to make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of Funds From Operations, as defined, for such period, subject to certain other adjustments. As of September 30, 2010, we were in compliance with all of such covenants.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

Some of our mortgage loans are subject to prepayment lock-out periods. The terms of the following mortgage loans contain prepayment lock-out periods through the dates listed below:

Loan	Date
200 Paul Avenue 1-4	November 2010
1125 Energy Park Drive	December 2011

During the three months ended September 30, 2010 and 2009, we capitalized interest of approximately $2.7 million and $2.0 million, respectively, and for the nine months ended September 30, 2010 and 2009, we capitalized interest of approximately $7.1 million and $7.2 million, respectively.

Unsecured Senior Notes

Prudential Shelf Facility

On January 20, 2010, the Operating Partnership closed the sale of $100.0 million aggregate principal amount of its senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, the Operating Partnership closed the sale of an additional $17.0 million aggregate principal amount of its senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes. As of September 30, 2010 and December 31, 2009, there was $200.0 million and $83.0 million of unsecured senior notes outstanding, respectively.

5.875% Notes due 2020

On January 28, 2010, the Operating Partnership issued $500.0 million aggregate principal amount of notes, maturing on February 1, 2020 with an interest rate of 5.875% per annum (the 2020 Notes). The purchase price paid by the initial purchasers was 98.296% of the principal amount. The 2020 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2020 Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount of approximately $8.5 million and underwriting commissions and expenses of approximately $4.4 million was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities and for general corporate purposes. The 2020 Notes have been reflected net of discount in the condensed consolidated balance sheet.

The indenture governing the 2020 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2010, we were in compliance with each of these financial covenants.

We entered into a registration rights agreement whereby the Operating Partnership agreed to conduct an offer to exchange the 2020 Notes for a new series of publicly registered notes with substantially identical terms. If the Operating Partnership did not fulfill certain of its obligations under the registration rights agreement, it would have been required to pay liquidated damages to the holders of the 2020 Notes. No separate contingent obligation was recorded as no liquidated damages became probable. We filed a registration statement with the U.S. Securities and Exchange Commission in June 2010 in connection with the exchange offer, which was declared effective in September 2010. We completed the exchange offer on November 5, 2010.

4.500% Notes due 2015

On July 8, 2010, the Operating Partnership issued $375.0 million aggregate principal amount of notes, maturing on July 15, 2015 with an interest rate of 4.500% per annum (the 2015 Notes). The purchase price paid by the initial purchasers was 99.697% of the principal amount. The 2015 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc. Interest on the 2015 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount of approximately $1.1 million and underwriting commissions and expenses of approximately $3.1 million was approximately $370.8 million. We used the net proceeds from the offering to fund a portion of the purchase price of the 365 Main Portfolio. The 2015 Notes have been reflected net of discount in the condensed consolidated balance sheet.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

The indenture governing the 2015 Notes contains certain covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 40% and (3) an interest coverage ratio of greater than 1.50, and also requires us to maintain total unencumbered assets of not less than 150% of the aggregate principal amount of unsecured debt. At September 30, 2010, we were in compliance with each of these financial covenants.

We have entered into a registration rights agreement whereby the Operating Partnership agreed to conduct an offer to exchange the 2015 Notes for a new series of publicly registered notes with substantially identical terms. If the Operating Partnership does not fulfill certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages to the holders of the 2015 Notes. No separate contingent obligation has been recorded as no liquidated damages have become probable. We filed a registration statement with the U.S. Securities and Exchange Commission in October 2010 in connection with the exchange offer, which registration statement is not yet effective.

Exchangeable Senior Debentures

4.125% Exchangeable Senior Debentures due 2026

On August 15, 2006, the Operating Partnership issued $172.5 million of its 4.125% exchangeable senior debentures due August 15, 2026 (the 2026 Debentures). Costs incurred to issue the 2026 Debentures were approximately $5.4 million, net of the amount allocated to the equity component of the debentures. These costs are being amortized over a period of five years, which represents the estimated term of the 2026 Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The 2026 Debentures are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc.

Interest is payable on August 15 and February 15 of each year beginning February 15, 2007 until the maturity date of August 15, 2026. The 2026 Debentures bear interest at 4.125% per annum and contain an exchange settlement feature, which provides that the 2026 Debentures may, under certain circumstances, be exchangeable for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 30.6828 shares per $1,000 principal amount of 2026 Debentures. The exchange rate on the 2026 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.265 per share per quarter (the “reference dividend”). Effective March 11, 2010, the exchange rate has been adjusted to 31.411 shares per $1,000 principal amount of 2026 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended December 31, 2006 and through the quarter ended September 30, 2010.

Prior to August 18, 2011, the Operating Partnership may not redeem the 2026 Debentures except to preserve Digital Realty Trust, Inc.’s status as a REIT for U.S. federal income tax purposes. On or after August 18, 2011, at the Operating Partnership’s option, the 2026 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2026 Debentures.

The holders of the 2026 Debentures have the right to require the Operating Partnership to repurchase the 2026 Debentures in cash in whole or in part on each of August 15, 2011, August 15, 2016 and August 15, 2021, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2026 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of Digital Realty Trust, Inc.’s capital stock, a substantial turnover of Digital Realty Trust, Inc.’s directors within a 12- month period and Digital Realty Trust, Inc. ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2026 Debentures, including a default for 30 days in payment of any installment of interest under the 2026 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2026 Debentures and the Operating Partnership’s failure to deliver cash or any shares of Digital Realty Trust, Inc. common stock within 15 days after the due date upon an exchange of the 2026 Debentures, together with any cash due in lieu of fractional shares of common stock.

In addition, the 2026 Debentures are exchangeable (i) prior to July 15, 2026, during any fiscal quarter after the fiscal quarter ended September 30, 2006, if the closing sale price of Digital Realty Trust, Inc. common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the exchange price in effect on the last trading day of the immediately preceding fiscal quarter, (ii) prior to July 15, 2026, during the five business day period after any five consecutive trading day period in which the average trading price per

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

$1,000 principal amount of 2026 Debentures was equal to or less than 98% of the product of the closing sale price of the common stock during such period, multiplied by the applicable exchange rate, (iii) if we call the 2026 Debentures for redemption and (iv) any time on or after July 15, 2026. In July 2010, we gave notice to the holders of the 2026 Debentures that the 2026 Debentures shall be exchangeable during the calendar quarter ending September 30, 2010 pursuant to (i) above. The exchange price in effect as of September 30, 2010 was $31.84 per share. We have entered into a registration rights agreement whereby we agreed to register the shares of common stock which could be issued in the future upon exchange of the 2026 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in April 2007.

During the nine months ended September 30, 2010, we entered into agreements with institutional holders of approximately $62.5 million aggregate principal amount of our 2026 Debentures to exchange such debentures held by such holders for a combination of cash (approximately $1.4 million including accrued interest) and 1,958,101 privately issued shares of Digital Realty Trust, Inc. common stock. As of September 30, 2010, the remaining $110.0 million face amount of the 2026 Debentures remains outstanding under the original terms. We recorded a loss on exchange of approximately $1.1 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, determined based on the amount of the inducement paid of approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2010, respectively, plus the excess of the fair value of the 2026 Debentures at the exchange date over the carrying value of the exchanged 2026 Debentures along with a write off of a pro rata portion of the associated debt discount on the 2026 Debentures and deferred financing costs. This loss is reported as a loss on early extinguishment of debt in the condensed consolidated income statements.

The following table provides additional information about the 2026 Debentures as of the date presented pursuant to requirements under U.S. GAAP for convertible debt instruments that require the principal amount to be settled in cash upon conversion:

	4.125% Exchangeable Senior Debentures due 2026
($ and shares in thousands, except exchange price)	September 30, 2010	December 31, 2009
Carrying amount of the equity component	$11,661	$18,280
Principal amount of the liability component	$110,043	$172,500
Unamortized discount of the liability component	$2,389	$6,666
Net carrying amount of the liability component	$107,654	$165,834
Remaining amortization period of discount	10 months	19 months
Exchange price	$31.84	$32.22
Number of shares to be issued upon exchange (a)	1,673	1,923
The amount by which the if-exchanged value exceeds the principal amount (a)	$103,227	$96,693
Effective interest rate on liability component	6.75%	6.75%
Non-cash interest cost recognized for the nine-month period ended	$2,849	$2,925	(b)
Coupon rate interest cost recognized for the nine-month period ended	$4,777	$5,337	(b)

(a)	In accordance with accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion, we are required to disclose the exchange price and the number of shares on which the aggregate consideration to be delivered upon exchange is determined (principal plus excess value). The 2026 Debentures require the entire principal amount to be settled in cash, and at our option, any excess value above the principal amount may be settled in cash and/or common shares. Based on the September 30, 2010 and December 31, 2009 closing share prices of Digital Realty Trust, Inc. common stock and the exchange prices in the table above, the excess value was approximately $103.2 million and $96.7 million, respectively; accordingly, approximately 1.7 million and 1.9 million common shares, respectively, would be issued if the 2026 Debentures were settled on these dates and we elected to settle the excess value in shares of Digital Realty Trust, Inc. common stock.
(b)	Amounts are for the nine months ended September 30, 2009.

5.50% Exchangeable Senior Debentures due 2029

On April 20, 2009, the Operating Partnership issued $266.4 million of its 5.50% exchangeable senior debentures due April 15, 2029 (the 2029 Debentures). Costs incurred to issue the 2029 Debentures were approximately $7.8 million. These costs are being amortized over a period of five years, which represents the estimated term of the 2029 Debentures, and are included in deferred financing costs, net in the condensed consolidated balance sheet. The 2029 Debentures are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Digital Realty Trust, Inc.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

Interest is payable on October 15 and April 15 of each year beginning October 15, 2009 until the maturity date of April 15, 2029. The 2029 Debentures bear interest at 5.50% per annum and may be exchanged for shares of Digital Realty Trust, Inc. common stock at an exchange rate that was initially 23.2558 shares per $1,000 principal amount of 2029 Debentures. The exchange rate on the 2029 Debentures is subject to adjustment for certain events, including, but not limited to, certain dividends on Digital Realty Trust, Inc. common stock in excess of $0.33 per share per quarter (the “reference dividend”). Effective September 13, 2010, the exchange rate has been adjusted to 23.536 shares per $1,000 principal amount of 2029 Debentures as a result of the aggregate dividends in excess of the reference dividend that Digital Realty Trust, Inc. declared and paid on its common stock beginning with the quarter ended June 30, 2009 and through the quarter ended September 30, 2010. Due to the fact that the exchange feature for the 2029 Debentures must be settled in the common stock of the Digital Realty Trust, Inc., new accounting guidance on convertible debt instruments that requires the principal amount to be settled in cash upon conversion does not apply.

Prior to April 18, 2014, the Operating Partnership may not redeem the 2029 Debentures except to preserve Digital Realty Trust, Inc.’s status as a REIT for U.S. federal income tax purposes. On or after April 18, 2014, at the Operating Partnership’s option, the 2029 Debentures are redeemable in cash in whole or in part at 100% of the principal amount plus unpaid interest, if any, accrued to, but excluding, the redemption date, upon at least 30 days’ but not more than 60 days’ prior written notice to holders of the 2029 Debentures.

The holders of the 2029 Debentures have the right to require the Operating Partnership to repurchase the 2029 Debentures in cash in whole or in part on each of April 15, 2014, April 15, 2019 and April 15, 2024, and in the event of a designated event, for a repurchase price equal to 100% of the principal amount of the 2029 Debentures plus unpaid interest, if any, accrued to, but excluding, the repurchase date. Designated events include certain merger or combination transactions, non-affiliates becoming the beneficial owner of more than 50% of the total voting power of Digital Realty Trust, Inc.’s capital stock, a substantial turnover of Digital Realty Trust, Inc.’s directors within a 12-month period without the approval of existing members and Digital Realty Trust, Inc. ceasing to be the general partner of the Operating Partnership. Certain events are considered “Events of Default,” which may result in the accelerated maturity of the 2029 Debentures, including a default for 30 days in payment of any installment of interest under the 2029 Debentures, a default in the payment of the principal amount or any repurchase price or redemption price due with respect to the 2029 Debentures and the Operating Partnership’s failure to deliver shares of Digital Realty Trust, Inc. common stock within 15 days after the due date upon an exchange of the 2029 Debentures, together with any cash due in lieu of fractional shares of common stock.

We have entered into a registration rights agreement whereby we must register the shares of common stock which could be issued in the future upon exchange of the 2029 Debentures. We filed the shelf registration statement with the U.S. Securities and Exchange Commission in December 2009.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

The table below summarizes our debt maturities and principal payments as of September 30, 2010 (in thousands):

	Revolving Credit Facility (1)	Unsecured Senior Notes	Senior Notes	Exchangeable Senior Debentures		Mortgage Loans (2)	Other Secured Loans	Total Debt
Remainder of 2010	$—	$—	$—	$—		$3,650	$—	$3,650
2011	220,565	25,000	—	110,043	(3)	130,778	—	486,386
2012	—	—	—	—		159,778	—	159,778
2013	—	33,000	—	—		157,055	10,500	200,555
2014	—	—	—	266,400	(4)	217,729	—	484,129
Thereafter	—	142,000	875,000	—		380,533	—	1,397,533

Subtotal	$220,565	$200,000	$875,000	$376,443		$1,049,523	$10,500	$2,732,031
Unamortized discount	—	—	(9,183)	(2,389)		—	—	(11,572)
Unamortized premium	—	—	—	—		1,140	—	1,140

Total	$220,565	$200,000	$865,817	$374,054		$1,050,663	$10,500	$2,721,599

(1)

Subject to a one-year extension option exercisable by us. The bank group is obligated to grant the extension option provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility.

(2)

Our mortgage loans are generally non-recourse to us, subject to carve outs for specified actions by us or specified undisclosed environmental liabilities. As of September 30, 2010, we had provided limited recourse guarantees with respect to approximately $157.9 million principal amount of the outstanding mortgage indebtedness, and partial letter of credit support with respect to approximately an additional $46.5 million of the outstanding mortgage indebtedness.

(3)	Assumes maturity of the 2026 Debentures at first redemption date in August 2011.
(4)	Assumes maturity of the 2029 Debentures at first redemption date in April 2014.

7. Income per Share

The following is a summary of basic and diluted income per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$9,639	$12,406	$33,474	$32,972

Weighted average shares outstanding—basic	87,908,953	76,301,577	82,111,128	75,714,757
Potentially dilutive common shares:
Stock options	228,135	153,631	206,039	134,148
Class C Units (2007 Grant)	139,386	—	122,590	—
Unvested incentive units	213,130	—	176,247	—
Excess exchange value of the 2026 Debentures	1,647,308	1,218,929	1,521,201	601,226

Weighted average shares outstanding—diluted	90,136,912	77,674,137	84,137,205	76,450,131

Income per share:
Basic	$0.11	$0.16	$0.41	$0.44

Diluted	$0.11	$0.16	$0.40	$0.43

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and nine months ended September 30, 2010, the weighted average common stock price exceeded the strike price as of September 30, 2010 of $31.84. Therefore, using the treasury method, 1,647,308 and 1,521,201 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, the weighted average common stock price exceeded the strike price as of September 30, 2009 of $32.22. Therefore, using the treasury method, 1,218,929 and 601,226 shares of common stock contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common shares in determining diluted earnings per share for the three and nine months ended September 30, 2009, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average of Operating Partnership common units not owned by us	4,893,452	5,792,209	4,897,154	5,838,357
Potentially dilutive outstanding stock options	—	350,524	—	445,962
Potentially dilutive 2029 Debentures	6,209,949	6,195,345	6,200,267	3,721,746
Potentially dilutive outstanding Class C Units (2007 Grant)	—	685,036	—	685,036
Potentially dilutive Series C Cumulative Convertible Preferred Stock	3,666,380	3,614,777	3,660,478	3,614,777
Potentially dilutive Series D Cumulative Convertible Preferred Stock	8,316,008	8,215,221	8,256,625	8,215,221

	23,085,789	24,853,112	23,014,524	22,521,099

8. Income per Unit

The following is a summary of basic and diluted income per unit (in thousands, except unit and per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available to common unitholders	$10,176	$13,304	$35,544	$35,420

Weighted average units outstanding—basic	93,420,550	82,093,786	87,638,416	81,553,114
Potentially dilutive common units:
Stock options	228,135	153,631	206,039	134,148
Excess exchange value of the 2026 Debentures	1,647,308	1,218,929	1,521,201	601,226

Weighted average units outstanding—diluted	95,295,993	83,466,346	89,365,656	82,288,488

Income per unit:
Basic	$0.11	$0.16	$0.41	$0.43

Diluted	$0.11	$0.16	$0.40	$0.43

On or after July 15, 2026, the 2026 Debentures may be exchanged at the then-applicable exchange rate for cash (up to the principal amount of the 2026 Debentures) and, with respect to any excess exchange value, into cash, shares of Digital Realty Trust, Inc. common stock or a combination of cash and shares of Digital Realty Trust, Inc. common stock. Pursuant to the terms of the Operating Partnership’s agreement of limited partnership, the Operating Partnership will deliver to Digital Realty Trust, Inc. one common unit for each share of common stock issuable upon exchange of the 2026 Debentures. The 2026 Debentures are also exchangeable prior to July 15, 2026, but only upon the occurrence of certain specified events. During the three and nine months ended September 30, 2010, the weighted average common stock price exceeded the strike price as of September 30, 2010 of $31.84. Therefore, using the treasury method, 1,647,308 and 1,521,201 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2009, the weighted average common stock price exceeded the strike price as of September 30, 2009 of $32.22. Therefore, using the treasury method, 1,218,929 and 601,226 common units contingently issuable upon settlement of the excess exchange value were included as potentially dilutive common units in determining diluted earnings per unit for the three and nine months ended September 30, 2009, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

We have excluded the following potentially dilutive securities in the calculations above as they would be antidilutive or not dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Potentially dilutive outstanding stock options	—	350,524	—	445,962
Potentially dilutive 2029 Debentures	6,209,949	6,195,345	6,200,267	3,721,746
Potentially dilutive outstanding Class C Units (2007 Grant)	—	685,036	—	685,036
Potentially dilutive Series C Cumulative Convertible Preferred Units	3,666,380	3,614,777	3,660,478	3,614,777
Potentially dilutive Series D Cumulative Convertible Preferred Units	8,316,008	8,215,221	8,256,625	8,215,221

	18,192,337	19,060,963	18,117,370	16,682,742

9. Income Taxes

Digital Realty Trust, Inc. (the Parent Company) elected to be taxed as a REIT and believes that it has complied with the REIT requirements of the Code. As a REIT, the Parent Company is generally not subject to corporate level federal income taxes on taxable income to the extent it is currently distributed to its stockholders. Since inception, the Parent Company has distributed 100% of its taxable income and intends to do so for the tax year ending December 31, 2010. As such, no provision for federal income taxes has been included in the accompanying interim condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009.

We have elected taxable REIT subsidiary (TRS) status for some of our consolidated subsidiaries. In general, a TRS may provide services that would otherwise be considered impermissible for REITs and hold assets that REITs cannot hold directly. A TRS is subject to federal income tax as a regular C corporation. Income taxes for TRS entities are accrued, as necessary, for the three and nine months ended September 30, 2010 and 2009.

For our TRS entities and foreign subsidiaries that are subject to U.S. federal, state and foreign income taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that the deferred tax asset may not be realized. Deferred tax assets (net of valuation allowance) and liabilities for our TRS entities and foreign subsidiaries are accrued, as necessary, for the three and nine months ended September 30, 2010 and 2009.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

10. Equity and Comprehensive Income

(a) Noncontrolling Interests in Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the interests that are not owned by Digital Realty Trust, Inc. The following table shows the ownership interest in the Operating Partnership as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Number of units	Percentage of total	Number of units	Percentage of total
Digital Realty Trust, Inc.	89,419,253	94.2%	76,812,783	93.4%
Noncontrolling interests consist of:
Common units held by third parties	3,970,549	4.2	4,360,549	5.3
Incentive units held by employees and directors (see note 12)	1,506,067	1.6	1,058,548	1.3

	94,895,869	100.0%	82,231,880	100.0%

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of redemption. Alternatively, Digital Realty Trust, Inc. may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, Digital Realty Trust, Inc. evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the noncontrolling Operating Partnership common and incentive units. Based on the results of this analysis, we concluded that the common and incentive Operating Partnership units met the criteria to be classified within equity.

The redemption value of the noncontrolling Operating Partnership common units and the vested incentive units was approximately $292.7 million and $249.5 million based on the closing market price of Digital Realty Trust, Inc. common stock on September 30, 2010 and December 31, 2009, respectively.

The following table shows activity for the noncontrolling interests in the Operating Partnership for the nine months ended September 30, 2010:

	Common Units	Incentive Units	Total
As of December 31, 2009	4,360,549	1,058,548	5,419,097

Redemption of common units for shares of Digital Realty Trust, Inc. common stock (1)	(390,000)	—	(390,000)
Conversion of incentive units held by employees and directors for shares of Digital Realty Trust, Inc. common stock (1)	—	(346,158)	(346,158)
Vesting of Class C Units (2007 Grant)	—	593,316	593,316
Grant of incentive units to employees and directors	—	200,361	200,361

As of September 30, 2010	3,970,549	1,506,067	5,476,616

(1)	This redemption was recorded as a reduction to noncontrolling interests in the Operating Partnership and an increase to common stock and additional paid in capital based on the book value per unit in the accompanying condensed consolidated balance sheet of Digital Realty Trust, Inc.

Under the terms of certain third parties’ (the eXchange parties) contribution agreements signed in the third quarter of 2004, we have agreed to indemnify each eXchange party against adverse tax consequences in the event the Operating Partnership directly or indirectly sells, exchanges or otherwise disposes of (whether by way of merger, sale of assets or otherwise) in a taxable transaction any interest in 200 Paul Avenue 1-4 or 1100 Space Park Drive until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO. Under the eXchange parties’ amended

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

contribution agreement, the Operating Partnership has agreed to make approximately $17.8 million of indebtedness available for guaranty by the eXchange parties until the earlier of November 3, 2013 and the date on which these contributors or certain transferees hold less than 25% of the Operating Partnership common units issued to them in the formation transactions consummated concurrently with the IPO, and we have agreed to indemnify each eXchange party against adverse tax consequences if the Operating Partnership does not provide such indebtedness to guarantee.

(b) Dividends

As of September 30, 2010, we have declared the following dividends (in thousands):

Date dividend and distribution declared	Dividend and distribution payable date	Series A Preferred Stock (1)		Series B Preferred Stock (2)	Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock and Operating Partnership Common and Incentive Units
February 23, 2010	March 31, 2010	$2,199		$1,246	$1,914	$4,742	$37,512	(5)
April 27, 2010	June 30, 2010	$2,199		$1,246	$1,914	$4,742	$41,783	(5)
July 19, 2010	Sept. 30, 2010	$—	(6)	$1,246	$1,914	$4,739	$47,024	(7)

		$4,398		$3,738	$5,742	$14,223	$126,319

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.920 annual rate of dividend per share.
(6)	Redeemed on August 24, 2010 for a redemption price of $25.31285 per share, which equals the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common stockholders.
(7)	$2.120 annual rate of dividend per share.

Distributions out of Digital Realty Trust, Inc.’s current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of its current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in Digital Realty Trust, Inc.’s stock are generally characterized as capital gain. Cash provided by operating activities has been sufficient to fund all distributions.

(c) Comprehensive Income

Comprehensive income for the nine months ended September 30, 2010 is presented in the accompanying statement of equity and comprehensive income for the nine months ended September 30, 2010. Comprehensive income for the three months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Net income	$23,626	$23,945
Other comprehensive income (loss):
Foreign currency translation adjustments	25,907	3,160
Decrease in fair value of interest rate swaps	(2,036)	(3,237)
Reclassification to interest expense from interest rate swaps	1,631	1,134

Comprehensive income	49,128	25,002
Comprehensive income attributable to noncontrolling interests in Operating Partnership	(1,935)	(1,509)

Comprehensive income attributable to Digital Realty Trust, Inc.	$47,193	$23,493

11. Capital and Comprehensive Income

(a) Allocations of Net Income and Net Losses to Partners

Except for special allocations to holders of profits interest units described below in note 12(a) under the heading “Incentive Plans-Long-Term Incentive Units,” the Operating Partnership’s net income will generally be allocated to Digital Realty Trust, Inc. (the General Partner) to the extent of the accrued preferred return on its preferred units, and then to the General Partner and the Operating Partnership’s limited partners in accordance with the respective percentage interests in the common units issued by the Operating Partnership. Net loss will generally be allocated to the General Partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the General Partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.

(b) Partnership Units

Limited partners have the right to require the Operating Partnership to redeem part or all of their common units for cash based on the fair market value of an equivalent number of shares of the General Partner’s common stock at the time of redemption. Alternatively, the General Partner may elect to acquire those common units in exchange for shares of the General Partner’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to authoritative accounting guidance, the Operating Partnership evaluated whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under the share settlement of the limited partners’ common units and the vested incentive units. Based on the results of this analysis, the Operating Partnership concluded that the common and vested incentive Operating Partnership units met the criteria to be classified within capital.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

The redemption value of the limited partners’ common units and the vested incentive units was approximately $292.7 million and $249.5 million based on the closing market price of Digital Realty Trust, Inc.’s common stock on September 30, 2010 and December 31, 2009, respectively.

(c) Distributions

All distributions on our units are at the discretion of Digital Realty Trust, Inc.’s board of directors. As of September 30, 2010, the Operating Partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date	Series A Preferred Unit (1)		Series B Preferred Unit (2)	Series C Preferred Unit (3)	Series D Preferred Unit (4)	Common Units
February 23, 2010	March 31, 2010	$2,199		$1,246	$1,914	$4,742	$40,143	(5)
April 27, 2010	June 30, 2010	$2,199		$1,246	$1,914	$4,742	$44,442	(5)
July 19, 2010	Sept. 30, 2010	$—	(6)	$1,246	$1,914	$4,739	$49,960	(7)

		$4,398		$3,738	$5,742	$14,223	$134,545

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.
(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.920 annual rate of distribution per unit.
(6)	Redeemed on August 24, 2010 for a redemption price of $25.31285 per unit, which equals the original issuance price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million. In connection with the redemption, the previously incurred offering costs of approximately $4.2 million were written-off and deducted in the computation of net income available to common unitholders.
(7)	$2.120 annual rate of distribution per unit.

(d) Comprehensive Income

Comprehensive income for the nine months ended September 30, 2010 is presented in the accompanying statement of capital and comprehensive income for the nine months ended September 30, 2010. Comprehensive income for the three months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Net income	$23,626	$23,945
Other comprehensive income (loss):
Foreign currency translation adjustments	25,907	3,160
Decrease in fair value of interest rate swaps	(2,036)	(3,237)
Reclassification to interest expense from interest rate swaps	1,631	1,134

Comprehensive income	$49,128	$25,002

12. Incentive Plan

Our 2004 Incentive Award Plan provides for the grant of incentive awards to employees, directors and consultants. Awards issuable under the 2004 Incentive Award Plan include stock options, restricted stock, dividend equivalents, stock appreciation rights, long-term incentive units, cash performance bonuses and other incentive awards. Only employees are eligible to receive incentive stock options under the 2004 Incentive Award Plan. Initially, we had reserved a total of 4,474,102 shares of common stock for issuance pursuant to the 2004 Incentive Award Plan, subject to certain adjustments set forth in the 2004 Incentive Award Plan. On May 2, 2007, Digital Realty Trust, Inc.’s stockholders approved the First Amended and Restated Digital Realty Trust, Inc., Digital Realty Services, Inc. and Digital Realty Trust, L.P. 2004 Incentive Award Plan (the Amended and Restated 2004 Incentive Award Plan). The Amended and Restated 2004 Incentive Award Plan increases the aggregate number of shares of stock which may be issued or transferred under the plan by 5,000,000 shares to a total of 9,474,102 shares, and provides that the maximum number of shares of stock with respect to awards granted to any one participant during a calendar year will be 1,500,000 and the maximum amount that may be paid in cash during any calendar year with respect to any performance-based award not denominated in stock or otherwise for which the foregoing limitation would not be an effective limitation for purposes of Section 162(m) of the Code will be $10.0 million.

As of September 30, 2010, 3,938,074 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Amended and Restated 2004 Incentive Award Plan. Each long-term incentive and Class C Unit issued under the Amended and Restated 2004 Incentive Award Plan will count as one share of common stock for purposes of calculating the limit on shares that may be issued under the Amended and Restated 2004 Incentive Award Plan and the individual award limit discussed above.

(a) Long-Term Incentive Units

Long-term incentive units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Long-term incentive units, whether vested or not, will receive the same quarterly per unit distributions as Operating Partnership common units, which equal per share distributions on Digital Realty Trust, Inc. common stock. Initially, long-term incentive units do not have full parity with common units with respect to liquidating distributions. If such parity is reached, vested long-term incentive units may be converted into an equal number of common units of the Operating Partnership at any time, and thereafter enjoy all the rights of common units of the Operating Partnership, including redemption rights.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

In order to achieve full parity with common units, long-term incentive units must be fully vested and the holder’s capital account balance in respect of such long-term incentive units must be equal to the capital account balance of a holder of an equivalent number of common units. The capital account balance attributable to each common unit is generally expected to be the same, in part because of the amount credited to a partner’s capital account upon their contribution of property to the Operating Partnership, and in part because the partnership agreement provides, in most cases, that allocations of income, gain, loss and deduction (which will adjust the partners’ capital accounts) are to be made to the common units on a proportionate basis. As a result, with respect to a number of long-term incentive units, it is possible to determine the capital account balance of an equivalent number of common units by multiplying the number of long-term incentive units by the capital account balance with respect to a common unit.

A partner’s initial capital account balance is equal to the amount the partner paid (or contributed to the Operating Partnership) for its units and is subject to subsequent adjustments, including with respect to the partner’s share of income, gain or loss of the Operating Partnership. Because a holder of long-term incentive units generally will not pay for the long-term incentive units, the initial capital account balance attributable to such long-term incentive units will be zero. However, the Operating Partnership is required to allocate income, gain, loss and deduction to the partners’ capital accounts in accordance with the terms of the partnership agreement, subject to applicable Treasury Regulations. The partnership agreement provides that holders of long-term incentive units will receive special allocations of gain in the event of a sale or “hypothetical sale” of assets of the Operating Partnership prior to the allocation of gain to Digital Realty Trust, Inc. or other limited partners with respect to their common units. The amount of such allocation will, to the extent of any such gain, be equal to the difference between the capital account balance of a holder of long-term incentive units attributable to such units and the capital account balance attributable to an equivalent number of common units. If and when such gain allocation is fully made, a holder of long-term incentive units will have achieved full parity with holders of common units. To the extent that, upon an actual sale or a “hypothetical sale” of the Operating Partnership’s assets as described above, there is not sufficient gain to allocate to a holder’s capital account with respect to long-term incentive units, or if such sale or “hypothetical sale” does not occur, such units will not achieve parity with common units.

The term “hypothetical sale” refers to circumstances that are not actual sales of the Operating Partnership’s assets but that require certain adjustments to the value of the Operating Partnership’s assets and the partners’ capital account balances. Specifically, the partnership agreement provides that, from time to time, in accordance with applicable Treasury Regulations, the Operating Partnership will adjust the value of its assets to equal their respective fair market values, and adjust the partners’ capital accounts, in accordance with the terms of the partnership agreement, as if the Operating Partnership sold its assets for an amount equal to their value. Times for making such adjustments generally include the liquidation of the Operating Partnership, the acquisition of an additional interest in the Operating Partnership by a new or existing partner in exchange for more than a de minimis capital contribution, the distribution by the Operating Partnership to a partner of more than a de minimis amount of partnership property as consideration for an interest in the Operating Partnership, in connection with the grant of an interest in the Operating Partnership (other than a de minimis interest) as consideration for the performance of services to or for the benefit of the Operating Partnership (including the grant of a long-term incentive unit), and at such other times as may be desirable or required to comply with the Treasury Regulations.

During the nine months ended September 30, 2010 and 2009, certain employees were granted an aggregate of 107,993 and 148,310 long-term incentive units, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of units ultimately granted to the employee. The performance condition is based upon our achievement of the respective fiscal years’ Funds From Operations per share targets. Upon evaluating the results of the performance condition, the final number of units is determined and such units vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2009 FFO per diluted share and unit, as adjusted by our compensation committee, all of the 2009 long-term incentive units satisfied the performance condition. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the long-term incentive units, which ranges from four to five years.

The expense recorded for the three months ended September 30, 2010 and 2009 related to long-term incentive units was approximately $1.8 million and $1.2 million, respectively, and was approximately $5.2 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively, as compared to $0.2 million and $0.5 million for the three and nine months ended September 30, 2009 respectively. Unearned compensation representing the unvested portion of the long-term incentive units totaled $13.6 million and $9.3 million as of September 30, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 2.8 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

(b) Class C Profits Interest Units

On May 2, 2007, we granted an award of Class C Profits Interest Units of the Operating Partnership or restricted stock units, which we refer to collectively as the Class C Units, under the First Amended and Restated 2004 Incentive Award Plan (2007 Grant) to each of our named executive officers and certain other officers and employees.

The Class C Units subject to this award were subject to vesting based on the achievement of a total shareholder return (which we refer to as the market condition) as measured on November 1, 2008 (which we refer to as the first measurement date) and May 1, 2010 (which we refer to as the second measurement date). If:

•	with respect to the first measurement date, we achieve a total shareholder return equal to at least 18% over the period commencing on May 2, 2007 and ending on November 1, 2008; and

•

with respect to the second measurement date, we achieve a total shareholder return equal to at least 36% over a period commencing on May 2, 2007 and ending on the earlier of May 1, 2010 and the date of a change in control of our company, the aggregate amount of the 2007 Grant award was equal to 8% of the excess shareholder value, as defined, created during the applicable performance period, but in no event in excess of:

•	$17 million for the first measurement date; or

•	$40 million (less the amount of the award pool as of the first measurement date) for the second measurement date.

On May 1, 2010, we determined that 613,485 of the Class C Units granted in 2007 described above satisfied the market condition on the second measurement date (May 1, 2010), with the value of these units equal to the maximum amount of the award pool payable pursuant to the 2007 Grant on the second measurement date. Of the Class C Units that satisfied the market condition on May 1, 2010, 60% vested on May 1, 2010 and the remaining 40% will vest ratably each month thereafter for 24 months.

The fair value of the 2007 Grant was measured on the grant date using a Monte Carlo simulation to estimate the probability of the multiple market conditions being satisfied. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the settlement date and was then discounted to the grant date at a risk-free interest rate. The expected value of the Class C units on the grant date was determined by multiplying the average of the values over all simulations by the number of outstanding shares of Digital Realty Trust, Inc. common stock and Operating Partnership units. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 36 months, expected stock price volatility of 23%, a risk-free interest rate of 4.6%, and a dividend growth rate of 5.0 percent. The fixed award limit under the plan is $17 million for the first market condition and $40 million for the second market condition, and there were 69.2 million shares of Digital Realty Trust, Inc. common stock and Operating Partnership units outstanding as of the 2007 grant date. The grant date fair value of these awards of approximately $11.8 million will be recognized as compensation expense on a straight-line basis over the expected service period of five years. The unearned compensation as of September 30, 2010 and December 31, 2009 was $3.4 million and $5.0 million, respectively. As of September 30, 2010 and December 31, 2009, 395,533 and none, respectively, of the above awards had vested. We recognized compensation expense related to these Class C Units of $0.5 million for the three months ended September 30, 2010 and 2009 and $1.4 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $0.1 million for the three months ended September 30, 2010 and 2009 and $0.2 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

(c) Stock Options

The fair value of each option granted under the 2004 Incentive Award Plan is estimated on the date of the grant using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2010 and 2009, no stock options were granted. The fair values are being expensed on a straight-line basis over the vesting period of the options, which ranges from four to five years. The expense recorded for the three months ended September 30, 2010 and 2009 was approximately $0.2 million and approximately $0.7 million for the nine months ended September 30, 2010 and 2009. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

approximately $0.1 million for the three months ended September 30, 2010 and 2009 and $0.2 million for the nine months ended September 30, 2010 and 2009. Unearned compensation representing the unvested portion of the stock options totaled $1.6 million and $2.5 million as of September 30, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 1.4 years on a weighted average basis.

The following table summarizes the 2004 Incentive Award Plan’s stock option activity for the nine months ended September 30, 2010:

	Nine months ended September 30, 2010
	Shares	Weighted average exercise price
Options outstanding, beginning of period	620,276	$30.63
Exercised	(136,808)	37.85
Cancelled / Forfeited	—	—

Options outstanding, end of period	483,468	$28.59

Exercisable, end of period	332,167	$23.33

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2010:

Options outstanding					Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value
$12.00-13.02	182,369	4.08	$12.01	$9,062,464	182,369	4.08	$12.01	$9,062,464
$20.37-28.09	30,808	5.24	23.46	1,178,206	24,470	5.21	22.99	947,348
$33.18-41.73	270,291	6.51	40.36	5,769,033	125,328	6.48	39.87	2,736,175

	483,468	5.51	$28.59	$16,009,703	332,167	5.07	$23.33	$12,745,987

(d) Restricted Stock

During the nine months ended September 30, 2010 and 2009, certain employees were granted an aggregate of 37,761 and 53,651 shares of restricted stock, respectively. The grant date fair values, which equal the market price of Digital Realty Trust, Inc. common stock, are being expensed on a straight-line basis over the vesting period of the restricted stock, which ranges from three to four years. During the nine months ended September 30, 2010 and 2009, certain employees were also granted an aggregate of 37,914 and 53,909 shares of restricted stock, respectively, which, in addition to a service condition, are subject to a performance condition that impacts the number of shares ultimately granted to the employee. The performance condition is based upon our achievement of the respective year’s FFO per share targets. Upon evaluating the results of the performance condition, the final number of shares is determined and such shares vest based on achievement of the service conditions. The service conditions of the awards provide for 20% vesting on each of the first and second anniversaries of the original grant date and 30% vesting on each of the third and fourth anniversaries of the original grant date provided the grantee continues employment on each anniversary date. Based on our 2009 FFO per diluted share and unit, all of the 2009 restricted stock satisfied the performance condition.

The expense recorded for the three months ended September 30, 2010 and 2009 related to grants of restricted stock was approximately $0.5 million and $0.3 million, respectively. The expense recorded for the nine months ended September 30, 2010 and 2009 related to grants of restricted stock was approximately $1.1 million and $0.7 million, respectively. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of approximately $0.2 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.7 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively. Unearned compensation representing the unvested portion of the restricted stock totaled $5.2 million and $3.3 million as of September 30, 2010 and December 31, 2009, respectively. We expect to recognize this unearned compensation over the next 2.9 years on a weighted average basis.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

13. Derivative Instruments

Currently, we use interest rate caps and swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of fair value accounting guidance, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements related to US LIBOR, GBP LIBOR and EURIBOR based mortgage loans. To accomplish this objective, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Under an interest rate cap, if the reference interest rate, such as one-month LIBOR, increases above the cap rate, the holder of the instrument receives a payment based on the notional value of the instrument, the length of the period, and the difference between the current reference rate and the cap rate. If the reference rate increases above the cap rate, the payment received under the interest rate cap will offset the increase in the payments due under the variable rate notes payable.

We record all our interest rate swaps and caps on the condensed consolidated balance sheet at fair value. In determining the fair value of our interest rate swaps and caps, we consider the credit risk of our counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The current and pervasive disruptions in the financial markets have heightened the risks to these institutions.

Interest rate caps are viewed as a series of call options or caplets which exist for each period the cap agreement is in existence. As each caplet expires, the related cost of the expired caplet is amortized to interest expense with the remaining caplets carried at fair value. The value of interest rate caps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of interest rate caps. As the remaining life of an interest rate cap decreases, the value of the instrument will generally decrease towards zero. The purchase price of an interest rate cap is amortized to interest expense over the contractual life of the instrument. For interest rate caps that are designated as cash flow hedges under accounting guidance as it relates to derivative instruments, the change in the fair value of an effective interest rate cap is recorded to accumulated other comprehensive income in equity. Amounts we are entitled to under interest rate caps, if any, are recognized on an accrual basis, and are recorded to as a reduction against interest expense in the accompanying condensed consolidated statements of operations.

Our agreements with some of our derivative counterparties provide either that (1) we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness or (2) we could be declared in default on our derivative obligations if we default on any of our indebtedness, including a default where repayment of the underlying indebtedness has not been accelerated by the lender.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

forecasted transaction affects earnings. During 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The fair value of these derivatives was ($10.6) million and ($7.5) million at September 30, 2010 and December 31, 2009, respectively. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010 and 2009, there were no ineffective portions to our interest rate swaps.

Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our debt. As of September 30, 2010, we estimate that an additional $5.7 million will be reclassified as an increase to interest expense during the twelve months ending September 30, 2011, when the hedged forecasted transactions impact earnings.

As of September 30, 2010 and December 31, 2009, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2010		As of December 31, 2009		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2010	As of December 31, 2009
$19,802	(1)	$20,831	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(424)	$(952)
67,304	(1)	69,154	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(3,389)	(299)
14,297	(2)	15,208	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(981)	(889)
10,343	(2)	11,003	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(734)	(675)
9,102	(2)	9,682	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(668)	(579)
42,372	(2)	45,067	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,408)	(1,887)
36,429	(2)	38,746	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,315)	(1,794)
40,902	(2)	42,993	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,660)	(453)
17,171		17,737		Cap	4.000	June 24, 2009	June 25, 2012	1	70
20,500		—		Cap	4.000	Aug. 4, 2010	June 15, 2013	16	—

$278,222		$270,421						$(10,562)	$(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.57 to £1.00 as of September 30, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.36 to €1.00 as of September 30, 2010 and $1.43 to €1.00 as of December 31, 2009.

We do not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2010 or December 31, 2009.

14. Fair Value of Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value.

Current accounting guidance requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at September 30, 2010 and December 31, 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other accrued liabilities, security deposits and prepaid rents approximate fair value because of the short-term nature of these instruments. As described in note 13, the interest rate cap and interest rate swaps are recorded at fair value.

We calculate the fair value of our mortgage loans, unsecured senior notes and exchangeable senior debentures based on currently available market rates assuming the loans are outstanding through maturity and considering the collateral and other loan terms, including excess exchange value which exists related to our 2026 Debentures. In determining the current market

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt. The carrying value of our revolving credit facility approximates fair value, due to the short-term nature of this instrument along with the variability of interest rates.

As of September 30, 2010 and December 31, 2009, the aggregate estimated fair value and carrying value of our revolving credit facility, unsecured senior notes, exchangeable senior debentures, mortgage loans and other secured loans were as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Revolving credit facility (1)	$220,565	$220,565	$205,547	$205,547
Unsecured senior notes (2)(3)	1,129,802	1,065,817	94,470	83,000
Exchangeable senior debentures (2)(3)	622,420	374,054	624,618	432,234
Mortgage loans (2)	1,098,758	1,050,663	1,054,293	1,063,663
Other secured loan	10,755	10,500	—	—

	$3,082,300	$2,721,599	$1,978,928	$1,784,444

(1)	The carrying value of our revolving credit facility approximates estimated fair value, due to the short-term nature of this instrument along with the variability of interest rates.
(2)	Valuations for our unsecured senior notes and mortgage loans are determined based on the expected future payments discounted at risk-adjusted rates. The 2015 Notes and 2020 Notes and exchangeable senior debentures are valued based on quoted market prices.
(3)	The carrying value of the 2015 Notes and 2020 Notes are net of discount of $9,183 in the aggregate as of September 30, 2010. The carrying values of our exchangeable senior debentures are net of discount of $2,389 and $6,666 as of September 30, 2010 and December 31, 2009, respectively, related to our 2026 Debentures.

15. Related Party Transactions

In December 2006, we entered into ten leases with tel(x), pursuant to which tel(x) provides enhanced meet-me-room services to our customers. The initial terms of these leases expire in 2026, and tel(x) has options to extend them through 2046. tel(x) was acquired by GI Partners Fund II, LLP in November 2006. Richard Magnuson, our Chairman, is also the chief executive officer of the advisor to GI Partners Fund II, LLP. Our consolidated statements of operations include rental revenues of approximately $7.3 million and $5.4 million from tel(x) for the three months ended September 30, 2010 and 2009, respectively, and $18.2 million and $14.6 million for the nine months ended September 30, 2010 and 2009, respectively. In connection with the lease agreements, we entered into an operating agreement with tel(x), effective as of December 1, 2006, with respect to joint sales and marketing efforts, designation of representatives to manage the national relationship between us and tel(x) and future meet-me-room facilities. Under the operating agreement, tel(x) has a sixty-day option to enter into a meet-me-room lease for certain future meet-me-room buildings acquired by us or any buildings currently owned by us that are converted into a meet-me-room building. As of September 30, 2010, tel(x) leases 166,717 square feet from us under 30 lease agreements.

We also entered into an agreement with tel(x), effective as of December 1, 2006, with respect to percentage rent arising out of potential future lease agreements for rentable space in buildings covered by the meet-me-room lease agreements. Percentage rent earned during the the three months ended September 30, 2010 and 2009 amounted to approximately $0.9 million and $0.5 million, respectively, and $1.4 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

DIGITAL REALTY TRUST, INC. AND SUBSIDIARIES

DIGITAL REALTY TRUST, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2010 and 2009

(unaudited)

In addition, in connection with the lease agreements, we entered into a management agreement with tel(x), effective as of December 1, 2007, pursuant to which tel(x) agreed to provide us with certain management services in exchange for a management fee of one percent of rents actually collected by tel(x).

We are party to six leases with SoftLayer Technologies, Inc. (SoftLayer), of which three have commenced during the nine months ended September 30, 2010 and the remaining three will commence in future periods. The initial terms of these leases expire from 2013 to 2025, and SoftLayer has options to extend them from 2023 through 2035. On August 3, 2010, GI Partners Fund III, L.P. acquired a controlling interest in SoftLayer. Richard Magnuson, our Chairman, is also a manager of the general partner to GI Partners Fund III, L.P. Our consolidated statements of operations include rental revenues of approximately $1.2 million and $1.6 million from SoftLayer for the three and nine months ended September 30, 2010, respectively. No rental revenues were earned from SoftLayer for the three and nine months ended September 30, 2009.

16. Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $4.2 million and $31,000 to the seller during the nine months ended September 30, 2010 and 2009, respectively. We have recorded approximately $2.7 million and $2.1 million for this contingent liability on our condensed consolidated balance sheet at September 30, 2010 and December 31, 2009, respectively.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10 year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of September 30, 2010 and December 31, 2009. During the nine months ended September 30, 2010 and 2009, we paid approximately $0.1 million and $0.2 million, respectively, to the seller.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements and from time to time in the normal course of our business, we enter into various construction contracts with third parties that may obligate us to make payments. At September 30, 2010, we had open commitments related to construction contracts of approximately $101.5 million.

17. Subsequent Events

On November 9, 2010, we distributed a Notice of Redemption to all holders of record of our outstanding 7.875% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, regarding our redemption of all outstanding shares of our Series B Preferred Stock at a redemption price of $25.37734 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption date is December 10, 2010. We intend to fund the redemption with borrowings under the Operating Partnership’s revolving credit facility, which the Operating Partnership will distribute to Digital Realty Trust, Inc. in connection with the Operating Partnership’s redemption of all 2,530,000 of its outstanding 7.875% Series B Cumulative Redeemable Preferred Units held by Digital Realty Trust, Inc.

On November 2, 2010, we declared the following dividends per share and the Operating Partnership declared an equivalent distribution per unit:

Share Class	Series B Preferred Stock	Series C Preferred Stock	Series D Preferred Stock	Common stock and common unit
Dividend and distribution amount	$0.492188	$0.273438	$0.343750	$0.530000
Dividend and distribution payable date	December 31, 2010	December 31, 2010	December 31, 2010	January 14, 2011
Dividend payable to shareholders of record on	December 15, 2010	December 15, 2010	December 15, 2010	December 15, 2010
Annual equivalent rate of dividend and distribution	$1.969	$1.094	$1.375	$2.120

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the federal securities laws. In particular, statements pertaining to our capital resources, portfolio performance, leverage policy and acquisition and capital expenditure plans, as well as our discussion of “Factors Which May Influence Future Results of Operations,” contain forward-looking statements. Likewise, all of our statements regarding anticipated market conditions, demographics and results of operations are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and discussions which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods that may be incorrect or imprecise and that we may not be able to realize. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the impact of the recent deterioration in global economic, credit and market conditions; current local economic conditions in our geographic markets; decreases in information technology spending, including as a result of economic slowdowns or recession; adverse economic or real estate developments in our industry or the industry sectors that we sell to (including risks relating to decreasing real estate valuations and impairment charges); our dependence upon significant tenants; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants; defaults on or non-renewal of leases by tenants; our failure to obtain necessary debt and equity financing; increased interest rates and operating costs; our failure to repay debt when due or our breach of covenants or other terms contained in our loan facilities and agreements; financial market fluctuations; changes in foreign currency exchange rates; our inability to manage our growth effectively; difficulty acquiring or operating properties in foreign jurisdictions; our failure to successfully operate acquired or redeveloped properties; risks related to joint venture investments, including as a result of our lack of control of such investments; delays or unexpected costs in development or redevelopment of properties; decreased rental rates or increased vacancy rates; increased competition or available supply of data center space; our inability to successfully develop and lease new properties and space held for redevelopment; difficulties in identifying properties to acquire and completing acquisitions; our inability to acquire off-market properties; our inability to comply with the rules and regulations applicable to reporting companies; Digital Realty Trust, Inc.’s failure to maintain its status as a REIT; possible adverse changes to tax laws; restrictions on our ability to engage in certain business activities; environmental uncertainties and risks related to natural disasters; changes in foreign laws and regulations, including those related to taxation and real estate ownership and operation; and changes in real estate and zoning laws and increases in real property tax rates.

While forward-looking statements reflect our good faith beliefs, they are not guaranties of future performance. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on forward-looking statements as a prediction of actual results.

Occupancy percentages discussed in the following discussion, for some of our properties, are calculated based on factors in addition to contractually leased square feet, including available power, required support space and common area.

Overview

Our company. Digital Realty Trust, Inc. completed its initial public offering of common stock, or our IPO, on November 3, 2004. We believe that we have been organized and have operated in a manner that has enabled Digital Realty Trust, Inc. to qualify, and have elected to treat Digital Realty Trust, Inc., as a Real Estate Investment Trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. Digital Realty Trust, Inc. was formed on March 9, 2004. Digital Realty Trust L.P. was organized on July 20, 2004. During the period from our formation until we commenced operations in connection with the completion of our IPO, we did not have any corporate activity other than the issuance of shares of Digital Realty Trust, Inc. common stock in connection with the initial capitalization of the company.

Business and strategy. Our primary business objectives are to maximize: (i) sustainable long-term growth in earnings and funds from operations per share and (ii) cash flow and returns to our stockholders and unitholders. We expect to achieve our objectives by focusing on our core business of investing in and redeveloping technology-related real estate. A significant component of our current and future internal growth is anticipated through the development of our existing space held for redevelopment and new properties. We target high quality, strategically located properties containing applications and operations critical to the day-to-day operations of corporate enterprise datacenter and technology industry tenants and properties that may be redeveloped for such use. Most of our properties contain fully redundant electrical supply systems, multiple power feeds, above-standard precision cooling systems, raised floor areas, extensive in-building communications cabling and high-level security systems. We focus solely on technology-related real estate because we believe that the growth in corporate datacenter adoption and the technology-related real estate industry generally will continue to be superior to that of the overall economy.

As of September 30, 2010, we owned an aggregate of 95 technology-related real estate properties, excluding two properties held as investments in unconsolidated joint ventures, with approximately 16.4 million rentable square feet including approximately 1.9 million square feet of space held for redevelopment. At September 30, 2010, approximately 209,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in five U.S. markets and two European markets.

We have developed detailed, standardized procedures for evaluating acquisitions to ensure that they meet our financial, technical and other criteria. We expect to continue to acquire additional assets as a part of our growth strategy. We intend to aggressively manage and lease our assets to increase their cash flow. We intend to continue to build out our redevelopment portfolio when justified by anticipated returns.

We may acquire properties subject to existing mortgage financing and other indebtedness or we may incur new indebtedness in connection with acquiring or refinancing these properties. Debt service on such indebtedness will have a priority over any cash dividends with respect to Digital Realty Trust, Inc. common stock and preferred stock. We currently intend to limit our indebtedness to 60% of our total enterprise value and, based on the closing price of Digital Realty Trust, Inc. common stock on September 30, 2010 of $61.70, our ratio of debt to total enterprise value was approximately 30% as of September 30, 2010. Our total enterprise value is defined as the sum of the market value of outstanding Digital Realty Trust, Inc. common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of Digital Realty Trust, Inc. preferred stock, plus the aggregate value of our operating partnership units not held by Digital Realty Trust, Inc. (with the per unit value equal to the market value of one share of Digital Realty Trust, Inc. common stock and excluding long-term incentive units and Class C units), plus the book value of our total consolidated indebtedness.

Revenue base. As of September 30, 2010, we owned 95 properties through our operating partnership, excluding two properties held as investments in unconsolidated joint ventures. These properties are mainly located throughout the U.S., with 14 properties located in Europe and one property in Canada. We, through our predecessor, acquired our first portfolio property in January 2002 and have added properties as follows:

Year Ended December 31:	Properties Acquired (1)	Net Rentable Square Feet (2)	Square Feet of Space Held for Redevelopment as of September 30, 2010 (3)
2002	5	1,125,292	19,890
2003	6	1,056,437	1,923
2004	10	2,568,878	117,591
2005	20	3,329,834	180,463
2006	16	2,129,672	91,926
2007 (4)	13	1,757,088	149,751
2008	5	248,751	315,497
2009	6	687,060	710,247
2010	14	1,553,115	337,847

Properties owned as of September 30, 2010	95	14,456,127	1,925,135

(1)	Excludes properties sold in 2007 and 2006: 100 Technology Center Drive (March 2007), 4055 Valley View Lane (March 2007) and 7979 East Tufts Avenue (July 2006). Also excludes a leasehold interest acquired in March 2007 related to an acquisition made in 2006.
(2)	Current net rentable square feet as of September 30, 2010, which represents the current square feet at buildings under lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on engineering drawings. Includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Redevelopment space is unoccupied space that requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space. The amounts included in this table represent current redevelopment space as of September 30, 2010 in the properties acquired during the relevant period.
(4)	Includes a developed building (43915 Devin Shafron Drive) placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

As of September 30, 2010, the properties in our portfolio were approximately 95.0% leased excluding 1.9 million square feet held for redevelopment. Due to the capital-intensive and long-term nature of the operations being supported, our lease terms are generally longer than standard commercial leases. As of September 30, 2010, our original average lease term was approximately 14 years, with an average of seven years remaining. The majority of our leasing since the completion of our IPO has been at lease terms shorter than 12 years. Our lease expirations through December 31, 2011 are 10.1% of net rentable square feet excluding space held for redevelopment as of September 30, 2010. Operating revenues from properties outside the United States were $23.9 million and $20.7 million for the three months ended September 30, 2010 and 2009, respectively, and $69.4 million and $60.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Factors Which May Influence Future Results of Operations

Global market and economic conditions

Recent U.S., European and other international market and economic conditions have been unprecedented and challenging. Significantly tighter credit conditions and recession in all markets in which we own properties and conduct our operations persisted throughout 2009 and such markets have not fully recovered. Continued concerns about the systemic impact of potential wide-spread and long-term recession, energy costs, geopolitical issues, the availability and cost of credit, global financial and mortgage markets, corporate and consumer debt levels and declining residential and commercial real estate markets have contributed to increased market volatility and diminished expectations for the U.S., European and other economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment continue to contribute to substantial global volatility.

As a result of these conditions, general economic conditions and the cost and availability of capital have been and may continue to be adversely affected in all markets in which we own properties and conduct our operations. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide credit to businesses and consumers. Continued turbulence in the U.S., European and other international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. If these market and economic conditions continue, they may limit our ability, and the ability of our tenants, to replace or renew maturing liabilities on a timely basis, access the capital markets to meet liquidity and capital expenditure requirements and may adversely affect our and our tenants’ financial conditions and results of operations.

In addition, our access to funds under our revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to us. We cannot assure you that continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures or nationalizations of, third party financial institutions as a result of such disruptions will not have an adverse effect on our lenders. If our lenders are not able to meet their funding commitments to us, our business, results of operation, cash flows and financial condition could be adversely affected.

If we do not have sufficient cash flow to continue operating our business and are unable to borrow additional funds, access our existing lines of credit or raise equity capital, we may need to find alternative ways to increase our liquidity. Such alternatives may include, without limitation, curtailing development or redevelopment activity, disposing of one or more of our properties, possibly on disadvantageous terms, or entering into or renewing leases on less favorable terms than we otherwise would.

Rental income. The amount of rental income generated by the properties in our portfolio depends principally on our ability to maintain or improve the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. Excluding 1.9 million square feet held for redevelopment, as of September 30, 2010, the occupancy rate of the properties in our portfolio was approximately 95.0% of our net rentable square feet.

The amount of rental income generated by us also depends on our ability to maintain or increase rental rates at our properties. Included in our approximately 14.5 million net rentable square feet, excluding redevelopment space, at September 30, 2010 is approximately 175,000 net rentable square feet of space with extensive datacenter improvements that is currently, or will shortly be, available for lease. Since our IPO, we have leased approximately 2,301,000 square feet of similar space. These Turn-Key Datacenters® are effective solutions for tenants who lack the expertise or capital budget to provide their own extensive datacenter infrastructure and security. Our expertise in datacenter construction and operations enables us to lease space to these tenants at a significant premium over other uses.

In addition, as of September 30, 2010, we had approximately 1.9 million square feet of redevelopment space, or approximately 12% of the total rentable space in our portfolio, including five vacant properties comprising approximately 433,000 square feet. Our ability to grow earnings depends in part on our ability to redevelop space and lease redevelopment space at favorable rates, which we may not be able to obtain. Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use and, in addition, we may require additional time or encounter delays in securing tenants for redevelopment space. We will require additional capital to finance our redevelopment activities, which may not be available or may not be available on terms acceptable to us, including as a result of the conditions described above under “Global market and economic conditions.” We may purchase additional vacant properties and properties with vacant redevelopment space in the future.

Economic downturns, including as a result of the conditions described above under “Global market and economic conditions,” or regional downturns affecting our sub-markets or downturns in the technology-related real estate industry that impair our ability to lease or renew or re-lease space, or otherwise reduce returns on our investments, or the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. As of September 30, 2010, we had no material tenants in bankruptcy.

Scheduled lease expirations. Our ability to re-lease expiring space at rental rates equal to or in excess of current rental rates will impact our results of operations. In addition to approximately 0.7 million square feet of available space in our portfolio, which excludes approximately 1.9 million square feet available for redevelopment as of September 30, 2010, leases representing approximately 0.7% and 9.4% of the net rentable square footage of our portfolio are scheduled to expire during the three months ending December 31, 2010 and the year ending December 31, 2011, respectively.

Market concentration. We depend on the market for technology-based real estate in specific geographic regions and significant changes in these regional markets can impact our future results. As of September 30, 2010, our portfolio was geographically concentrated in the following metropolitan markets:

Metropolitan Market	Percentage of September 30, 2010 total annualized rent (1)
Silicon Valley	13.7%
San Francisco	10.3%
Chicago	9.9%
Northern Virginia	9.8%
Phoenix	9.2%
Dallas	8.3%
Boston	8.3%
New York Metro	8.1%
Los Angeles	4.9%
London, England	3.6%
Dublin, Ireland	2.8%
Paris, France	2.5%
Other	8.6%

100.0%

(1)	Annualized rent is monthly contractual rent under existing leases as of September 30, 2010 multiplied by 12.

Operating expenses. Our operating expenses generally consist of utilities, property and ad valorem taxes, property management fees, insurance and site maintenance costs, as well as rental expenses on our ground and building leases. In particular, our buildings require significant power to support the datacenter operations contained in them. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses and real estate taxes under our leases for Turn-Key Datacenters®. We also incur general and administrative expenses, including expenses relating to our asset management function, as well as significant legal, accounting and other expenses related to corporate governance, U.S. Securities and Exchange Commission reporting and compliance with the various provisions of the Sarbanes-Oxley Act. Increases or decreases in such operating expenses will impact our overall performance. We expect to incur additional operating expenses as we continue to expand.

In June 2009, the U.S. House of Representatives approved comprehensive clean energy and climate change legislation intended to cut greenhouse gas, or GHG, emissions, create new clean energy jobs and enhance the energy independence of the United States, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not consider similar legislation during 2009 and the first half of 2010, and following Congressional elections in November 2010 (in which control of the House of Representatives passed from the Democratic Party to the Republican Party), the likelihood that Congress will pass any climate change and/or energy legislation that would include a cap-and-trade program, or any similar type program, for GHG emissions in 2010 or 2011 has diminished. As a result, action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA. EPA has been moving aggressively to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its own authority under the Clean Air Act. Some of those regulations have been finalized and currently are in litigation. In addition, since 2005 the European Union (including the United Kingdom) has been operating under a cap-and-trade program, which directly affects the largest emitters of greenhouse gases, including electricity producers from whom we purchase power. Any additional taxation or regulation of energy use, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, or (iii) any further reductions in the EU greenhouse gas cap could significantly increase our costs, and we may not be able to effectively pass all of these costs on to our tenants.

Interest rates. As of September 30, 2010, we had approximately $278.2 million of variable rate debt, all of which was mortgage debt subject to interest rate cap or swap agreements, and $220.6 million was outstanding on our revolving credit facility. The availability of debt and equity capital has significantly decreased as a result of the circumstances described above under “Global market and economic conditions.” The effects on commercial real estate mortgages, if available, include, but may not be limited to: higher loan spreads, tightened loan covenants, reduced loan to value ratios resulting in lower borrower proceeds and higher principal payments. Potential future increases in interest rates and credit spreads may increase our interest expense and fixed charges and negatively affect our financial condition and results of operations, potentially impacting our future access to the debt and equity capital markets. Increased interest rates may also increase the risk that the counterparties to our swap agreements will default on their obligations, which could further increase our interest expense. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or pay the cash dividends to Digital Realty Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Demand for datacenter space. Our portfolio of properties consists primarily of technology-related real estate, and datacenter real estate in particular. A decrease in the demand for, or increase in supply of, datacenter space, Internet gateway facilities or other technology-related real estate would have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base or less specialized use. Our redevelopment activities make us particularly susceptible to general economic slowdowns, including recessions and the other circumstances described above under “Global market and economic conditions,” as well as adverse developments in the corporate datacenter, Internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate IT spending or reduced demand for datacenter space. Reduced demand could also result from business relocations, including to markets that we do not currently serve such as Asia. Changes in industry practice or in technology, such as virtualization technology, more efficient computing or networking devices, or devices that require higher power densities than today’s devices, could also reduce demand for the physical datacenter space we provide or make the tenant improvements in our facilities obsolete or in need of significant upgrades to remain viable. In addition, the development of new technologies, the adoption of new industry standards or other factors could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. In addition, demand for datacenter space in our properties, or the rates at which we lease space, may be adversely impacted either across our portfolio or in specific submarkets as a result of an increase in the number of competitors, or the amount of space being offered in our markets and other markets by our competitors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in note 2 to our condensed consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and consolidated results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this report.

Investments in Real Estate

Acquisition of real estate. The price that we pay to acquire a property is impacted by many factors including the condition of the property and improvements, the occupancy of the building, the existence of above and below market tenant leases, the creditworthiness of the tenants, favorable or unfavorable financing, above or below market ground leases and numerous other factors. Accordingly, we are required to make subjective assessments to allocate the purchase price paid to acquire investments in real estate among the assets acquired and liabilities assumed based on our estimate of the fair values of such assets and liabilities. This includes determining the value of the property and improvements, land, any ground leases, tenant improvements, in-place tenant leases, tenant relationships, the value (or negative value) of above (or below) market leases, any debt assumed from the seller or loans made by the seller to us and any building leases assumed from the seller. Each of these estimates requires a great deal of judgment and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations. For example, if we were to allocate more value to land, there would be no depreciation with respect to such amount. If we were to allocate more value to the property as opposed to allocating to the value of tenant leases, this amount would be recognized as an expense over a much longer period of time. This potential effect occurs because the amounts allocated to property are depreciated over the estimated lives of the property whereas amounts allocated to tenant leases are amortized over the terms of the leases. Additionally, the amortization of the value (or negative value) assigned to above (or below) market rate leases is recorded as an adjustment to rental revenue as compared to amortization of the value of in-place leases and tenant relationships, which is included in depreciation and amortization in our condensed consolidated statements of operations.

Useful lives of assets. We are required to make subjective assessments as to the useful lives of our properties for purposes of determining the amount of depreciation to record on an annual basis with respect to our investments in real estate. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Asset impairment evaluation. We review the carrying value of our properties when circumstances, such as adverse market conditions, indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. No such impairment losses have been recognized to date.

We estimate the fair value of rental properties utilizing a discounted cash flow analysis that includes projections of future revenues, expenses and capital improvement costs, similar to the income approach that is commonly utilized by appraisers.

Revenue Recognition

Rental income is recognized using the straight-line method over the terms of the tenant leases. Deferred rents included in our balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rental payments that would be received under the remaining terms of the leases. Many of our leases contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. However, we generally are not entitled to reimbursement of property operating expenses, other than utility expense, and real estate taxes under our leases for Turn-Key Datacenters® . Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized over the remaining term of the lease, effective as of the date the lease modification is finalized, assuming collection is not considered doubtful. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.

We must make subjective estimates as to when our revenue is earned and the collectability of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness and current economic trends when evaluating the adequacy of the allowance for bad debts. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Share-based Awards

We recognize compensation expense related to share-based awards. We generally amortize this compensation expense over the vesting period of the award. The calculation of the fair value of share-based awards is subjective and requires several assumptions over such items as expected stock volatility, dividend payments and future company results. These assumptions have a direct impact on our net income because a higher share-based awards amount would result in lower net income for a particular period.

Results of Operations

The discussion below relates to our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009. A summary of our operating results from continuing operations for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Statement of Operations Data:
Total operating revenues	$237,486	$163,227	$626,729	$467,368
Total operating expenses	(177,085)	(117,571)	(456,983)	(339,663)

Operating income	60,401	45,656	169,746	127,705
Other expenses, net	(36,775)	(21,711)	(100,632)	(61,368)

Net income	$23,626	$23,945	$69,114	$66,337

Our property portfolio has experienced consistent and significant growth since the first property acquisition in January 2002. As a result of this growth, our period-to-period comparison of our financial performance focuses on the impact on our revenues and expenses resulting both from the new property additions to our portfolio, as well as on a “same store” property basis (same store properties are properties that were owned and operated for the entire current period and the entire immediate preceding year). The following table identifies each of the properties in our portfolio acquired from January 1, 2009 through September 30, 2010.

Acquired Buildings	Acquisition Date	Redevelopment Space as of September 30, 2010 (1)	Net Rentable Square Feet Excluding Redevelopment Space (2)	Square Feet Including Redevelopment Space	Occupancy Rate as of September 30, 2010 (3)
As of December 31, 2008 (75 Properties)		867,812	12,092,901	12,960,713	94.8%

January 1, 2009 through September 30, 2010

1525 Comstock Street	Sep-09	—	42,385	42,385	100.0
444 Toyama Drive	Sep-09	—	42,083	42,083	100.0
904 Quality Way (4)	Sep-09	46,750	—	46,750	—
905 Security Row (4)	Sep-09	249,657	—	249,657	—
1232 Alma Road (4)	Sep-09	34,147	71,579	105,726	100.0
900 Quality Way (4)	Sep-09	112,253	—	112,253	—
1400 N. Bowser Road (4)	Sep-09	246,940	—	246,940	—
1301 International Parkway (4)	Sep-09	20,500	—	20,500	—
908 Quality Way (4)	Sep-09	—	14,400	14,400	100.0
1350 Duane Avenue/3080 Raymond Street	Oct-09	—	185,000	185,000	100.0
45901 & 45845 Nokes Boulevard	Dec-09	—	167,160	167,160	100.0
21561 & 21571 Beaumeade Circle	Dec-09	—	164,453	164,453	100.0
128 First Avenue	Jan-10	—	274,750	274,750	99.6
55 Middlesex Turnpike	Jan-10	—	106,000	106,000	87.9
60-80 Merritt Boulevard	Jan-10	—	169,540	169,540	100.0
43915 Devin Shafron Drive (5)	Jan-10	9,229	123,051	132,280	75.6
1725 Comstock Street	Apr-10	39,643	—	39,643	—
3105 and 3115 Alfred Street	May-10	49,858	—	49,858	—
Cateringweg 5	Jun-10	55,972	—	55,972	—
365 Main Street	Jul-10	—	226,981	226,981	86.1
720 2nd Street	Jul-10	—	121,220	121,220	97.5
2260 East El Segundo Boulevard	Jul-10	—	132,240	132,240	100.0
2121 South Price Road	Jul-10	—	293,479	293,479	97.3
4030-4050 La Fayette	Jul-10	42,374	103,029	145,403	100.0
800 Central Expressway	Aug-10	150,000	—	150,000	—
2950 Zanker Road	Aug-10	—	69,700	69,700	100.0
900 Dorothy Drive	Aug-10	—	56,176	56,176	100.0

Subtotal		1,057,323	2,363,226	3,420,549	96.3%

Total		1,925,135	14,456,127	16,381,262	95.0%

(1)	Redevelopment space requires significant capital investment in order to develop datacenter facilities that are ready for use. Most often this is shell space. However, in certain circumstances this may include partially built datacenter space that was not completed by previous ownership and requires a large capital investment in order to build out the space.
(2)	Net rentable square feet at a building represents the current square feet at that building under lease as specified in the lease agreements plus management’s estimate of space available for lease based on engineering drawings. Net rentable square feet includes tenants’ proportional share of common areas but excludes space held for redevelopment.
(3)	Occupancy rates exclude redevelopment space. For some of our properties, we calculate occupancy based on factors in addition to contractually leased square feet, including available power, required support space and common area.
(4)	The seven buildings at Datacenter Park—Dallas are considered one property for our property count.
(5)	Represents a developed building placed into service in 2010 that is being included with a property (Devin Shafron buildings) that was acquired in 2007.

In May 2008, we acquired 701 & 717 Leonard Street, a parking garage in Dallas, Texas; however, we exclude the acquisition from our property count because it is located adjacent to our internet gateway datacenter located at 2323 Bryan Street and is not considered a separate property.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Portfolio

As of September 30, 2010, our portfolio consisted of 95 properties, excluding two properties held as investments in unconsolidated joint ventures, with an aggregate of 16.4 million net rentable square feet including 1.9 million square feet held for redevelopment compared to a portfolio consisting of 78 properties, excluding one property held as an investment in an unconsolidated joint venture, with an aggregate of 13.8 million net rentable square feet including 1.9 million square feet held for redevelopment as of September 30, 2009. The increase in our portfolio reflects the acquisition of 17 properties in the twelve months ended September 30, 2010.

Operating Revenues

Operating revenues during the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Rental	$184,511	$130,891	$53,620	$495,099	$374,477	$120,622
Tenant reimbursements	52,975	32,223	20,752	131,630	92,677	38,953
Other	—	113	(113)	—	214	(214)

Total operating revenues	$237,486	$163,227	$74,259	$626,729	$467,368	$159,361

As shown by the same store and new properties table below, the increases in rental revenues and tenant reimbursement revenues for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 were primarily due to new leasing at our same store properties and acquisition of properties. We acquired 17 properties during the twelve months ended September 30, 2010.

The following table shows operating revenues for new properties (properties that were not owned for each of the full three and nine months ended September 30, 2010 and 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Rental	$139,329	$130,626	$8,703	$45,182	$265	$44,917
Tenant reimbursements	39,191	32,215	6,976	13,784	8	13,776
Other	—	113	(113)	—	—	—

Total operating revenues	$178,520	$162,954	$15,566	$58,966	$273	$58,693

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Rental	$411,547	$374,212	$37,335	$83,552	$265	$83,287
Tenant reimbursements	109,278	92,669	16,609	22,352	8	22,344
Other	—	214	(214)	—	—	—

Total operating revenues	$520,825	$467,095	$53,730	$105,904	$273	$105,631

Same store rental revenues increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of new leases at our properties during the twelve months ended September 30, 2010 due to strong demand for datacenter space, including leases of completed redevelopment space, the largest of which was for space in 350 East Cermak Road, 2440 Marsh Lane, St. Anne’s Boulevard (3 buildings) and 365 South Randolphville Road. Rental revenue included amounts earned from leases with tel(x), a related party, of approximately $7.3 million and $5.4 million for the three months ended September 30, 2010 and 2009, respectively, and $18.2 million and $14.6 million for the nine months ended September 30, 2010 and 2009, respectively. Same store tenant reimbursement revenues increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 primarily as a result of new leasing and higher utility and operating expenses being billed to our tenants, the largest occurrences of which were at 350 East Cermak Road, 3 Corporate Place, 600 West Seventh Street and 1525 Comstock Street.

For the three and nine months ended September 30, 2010, 128 First Avenue, 60 & 80 Merritt Boulevard, 55 Middlesex Turnpike, 2121 South Price Road, 1350 Duane Avenue/3080 Raymond Street and 365 Main Street contributed $39.4 million, or approximately 67%, and $75.8 million, or approximately 72%, respectively, of the total new properties increase in revenues compared to the same periods in 2009.

Operating Expenses and Interest Expense

Operating expenses and interest expense during the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$74,156	$45,278	$28,878	$181,804	$130,152	$51,652
Property taxes	14,030	9,295	4,735	39,499	27,655	11,844
Insurance	2,168	1,495	673	5,749	4,439	1,310
Depreciation and amortization	70,128	50,439	19,689	187,520	145,926	41,594
General and administrative	11,878	10,351	1,527	34,971	29,980	4,991
Transactions	4,666	309	4,357	7,214	822	6,392
Other	59	404	(345)	226	689	(463)

Total operating expenses	$177,085	$117,571	$59,514	$456,983	$339,663	$117,320

Interest expense	$36,737	$22,559	$14,178	$100,801	$63,991	$36,810

As shown in the same store and new properties table below, total expenses for the three and nine months ended September 30, 2010 increased compared to the same periods in 2009 primarily as a result of higher same store utility and maintenance costs as well as increased depreciation from additional redevelopment projects placed into service and from recently acquired properties.

The following table shows expenses for new properties (properties that were not owned for each of the full three and nine months ended September 30, 2010 and 2009) and same store properties (all other properties) (in thousands):

	Same Store			New Properties
	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$53,585	$45,084	$8,501	$20,571	$194	$20,377
Property taxes	10,920	9,278	1,642	3,110	17	3,093
Insurance	1,642	1,479	163	526	16	510
Depreciation and amortization	54,312	50,437	3,875	15,816	2	15,814
General and administrative (1)	11,878	10,351	1,527	—	—	—
Transactions	—	—	—	4,666	309	4,357
Other	59	404	(345)	—	—	—

Total operating expenses	$132,396	$117,033	$15,363	$44,689	$538	$44,151

Interest expense	$36,178	$22,503	$13,675	$559	$56	$503

	Same Store			New Properties
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Rental property operating and maintenance	$147,801	$129,958	$17,843	$34,003	$194	$33,809
Property taxes	32,130	27,638	4,492	7,369	17	7,352
Insurance	4,784	4,423	361	965	16	949
Depreciation and amortization	159,491	145,924	13,567	28,029	2	28,027
General and administrative (1)	34,971	29,980	4,991	—	—	—
Transactions	—	—	—	7,214	822	6,392
Other	226	689	(463)	—	—	—

Total operating expenses	$379,403	$338,612	$40,791	$77,580	$1,051	$76,529

Interest expense	$98,629	$63,936	$34,693	$2,172	$55	$2,117

(1)	General and administrative expenses are included in same store as they are not allocable to specific properties.

Same store rental property operating and maintenance expenses increased in the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily as a result of higher consumption and utility rates in several of our properties along with redevelopment projects being placed into service leading to higher utility expense in 2010. We capitalized amounts relating to compensation expense of employees directly engaged in construction and leasing activities of $4.4 million and $3.3 million for the three months ended September 30, 2010 and 2009, respectively, and $13.2 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Same store depreciation and amortization expense increased in the three and nine months ended September 30, 2010 compared to the same periods in 2009, principally because of depreciation of redevelopment projects that were placed into service in the final three months of 2009 and during 2010.

General and administrative expenses for the three and nine months ended September 30, 2010 increased compared to the same periods in 2009 primarily due to the growth of our company, which resulted in more employees, additional incentive compensation, and higher professional fees and marketing expenses.

Transactions expense increased in the three and nine months ended September 30, 2010 compared to the same periods in 2009, principally because of expenses related to the acquisitions of the New England Portfolio and 365 Main Portfolio.

Same store interest expense increased for the three and nine months ended September 30, 2010 as compared to the same period in 2009 primarily as a result of higher average outstanding debt balances during 2010 compared to 2009 primarily due to the issuance of our 5.875% Notes due 2020, the issuance of our 4.50% Notes due 2015, the issuance of our 5.50% Exchangeable Senior Debentures due 2029, or the 2029 Debentures, and draws on our Prudential shelf facility. During the three months ended September 30, 2010 and 2009, we capitalized interest of approximately $2.7 million and $2.0 million, respectively, and for the nine months ended September 30, 2010 and 2009, we capitalized interest of approximately $7.1 million and $7.2 million, respectively.

New property increases were caused by properties acquired during the period from January 1, 2009 to September 30, 2010. For the three and nine months ended September 30, 2010, 128 First Avenue, 365 Main Street, 55 Middlesex Turnpike, 60 & 80 Merritt Boulevard, 2121 South Price Road and 720 2nd Street contributed $30.9 million, or approximately 70%, and $52.4 million, or approximately 68%, respectively, of the total new properties increase in total operating expenses compared to the same periods in 2009.

Liquidity and Capital Resources of the Parent Company

In this “Liquidity and Capital Resources of the Parent Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section below, the term, our “parent company”, refers to Digital Realty Trust, Inc. on an unconsolidated basis, excluding our operating partnership.

Analysis of Liquidity and Capital Resources

Our parent company’s business is operated primarily through our operating partnership of which our parent company is the sole general partner and which it consolidates for financial reporting purposes. Because our parent company operates on a consolidated basis with our operating partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of our parent company on a consolidated basis and how our company is operated as a whole.

Our parent company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. Our parent company itself does not hold any indebtedness other than guarantees of indebtedness of our operating partnership, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our parent company and our operating partnership are the same on their respective financial statements, except for immaterial differences related to cash, other assets and accrued liabilities that arise from public company expenses paid by our parent company. However, all debt is held directly or indirectly at the operating partnership level. Our parent company’s principal funding requirement is the payment of dividends on its common and preferred shares. Our parent company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.

As the sole general partner of our operating partnership, our parent company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control. Our parent company causes our operating partnership to distribute such portion of its available cash as our parent company may in its discretion determine, in the manner provided in our operating partnership’s partnership agreement. Our parent company receives proceeds from its equity issuances from time to time, but is required by our operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to our operating partnership in exchange for partnership units of our operating partnership.

Our parent company is a well-known seasoned issuer with an effective shelf registration statement filed in May 2009 that allows our parent company to register unspecified various classes of equity securities. As circumstances warrant, our parent company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or preferred securities.

The liquidity of our parent company is dependent on our operating partnership’s ability to make sufficient distributions to our parent company. The primary cash requirement of our parent company is its payment of dividends to its stockholders. Our parent company also guarantees some of our operating partnership’s debt. If our operating partnership fails to fulfill its debt requirements, which trigger parent company guarantee obligations, then our parent company will be required to fulfill its cash payment commitments under such guarantees. However, our parent company’s only asset is its investment in our operating partnership.

We believe our operating partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to our parent company and, in turn, for our parent company to make its dividend payments to its stockholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to our parent company. The unavailability of capital could adversely affect our operating partnership’s ability to pay its distributions to our parent company, which would in turn, adversely affect our parent company’s ability to pay cash dividends to its stockholders.

On December 31, 2009, our parent company entered into equity distribution agreements, which we refer to as the Original Equity Distribution Agreements, with each of Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, or the Original Agents, under which it could issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 from time to time through, at its discretion, any of the Original Agents as its sales agents. On January 22, 2010, our parent company amended and restated each Original Equity Distribution Agreement with the applicable Original Agent, and also entered into a new equity distribution agreement with Morgan Stanley & Co. Incorporated, or collectively the Equity Distribution Agreements, under which it may issue and sell shares of its common stock having an aggregate offering price of up to $400,000,000 (including the approximately 1.1 million shares of common stock having an aggregate offering price of approximately $54.3 million sold pursuant to the Original Equity Distribution Agreements as of January 22, 2010), from time to time through, at its discretion, any of the Original Agents or Morgan Stanley & Co. Incorporated as its sales agents. The sales of common stock made under the Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. Our parent company has used and intends to use the proceeds from the sale of shares pursuant to the Equity Distribution Agreements to temporarily repay borrowings under our operating partnership’s revolving credit facility, to acquire additional properties, to fund development and redevelopment opportunities and for general corporate purposes, including potentially the repayment or repurchase of outstanding debt. For the three and nine months ended September 30, 2010, our parent company generated net proceeds of approximately $86.9 million and $154.4 million, respectively, from the issuance of approximately 1.5 million and 2.8 million common shares, respectively, under the Equity Distribution Agreements at an average price of $60.40 and $56.35 per share, respectively, after payment of approximately $1.3 million and $2.4 million of commissions to the sales agents. The proceeds from the issuances were contributed to our operating partnership in exchange for the issuance of 2.8 million common units to our parent company.

On June 8, 2010, our parent company completed an offering of 6,900,000 shares of its common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $377.1 million. Our parent company contributed the net proceeds from this offering to our operating partnership in exchange for 6,900,000 common units, as required by our operating partnership’s partnership agreement.

On June 14, 2010, our parent company issued 1,160,950 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $184,800 and accrued and unpaid interest equal to $503,965 in exchange for $36,960,000 in aggregate principal amount of our operating partnership’s 4.125% Exchangeable Senior Debentures due 2026, or the 2026 Debentures, held by an institutional investor pursuant to an exchange agreement, dated June 14, 2010, by and among our parent company, our operating partnership and such institutional investor.

On July 22, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, regarding its redemption of all 4,140,000 outstanding shares of the Series A Preferred Stock at a redemption price of $25.31285 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption date was August 24, 2010. Our parent company funded the redemption with borrowings under our operating partnership’s revolving credit facility, which our operating partnership distributed to our parent company in connection with our operating partnership’s redemption of all 4,140,000 of its outstanding 8.50% Series A Cumulative Redeemable Preferred Units held by our parent company.

On July 27, 2010, our parent company issued 236,444 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $37,516 and accrued and unpaid interest equal to $138,360 in exchange for $7,500,000 in aggregate principal amount of the 2026 Debentures held by an institutional investor pursuant to an exchange agreement, dated July 27, 2010, by and among our parent company, our operating partnership and such institutional investor.

In two settlements on August 30, 2010 and September 1, 2010, our parent company issued an aggregate of 436,539 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an aggregate incentive fee equal to $91,062 and aggregate accrued and unpaid interest equal to $25,157 in exchange for $13,847,000 in aggregate principal amount of the 2026 Debentures held by an institution pursuant to an exchange agreement, dated August 30, 2010, by and among our parent company, our operating partnership and such institution.

On September 17, 2010, our parent company issued 28,496 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $5,919 and accrued and unpaid interest equal to $3,197 in exchange for $900,000 in aggregate principal amount of the 2026 Debentures held by an institutional investor pursuant to an exchange agreement, dated September 17, 2010, by and among our parent company, our operating partnership and such institutional investor.

On September 24, 2010, our parent company issued 94,990 privately issued shares of its common stock, par value $0.01 per share, to our operating partnership, and our operating partnership delivered the shares and paid an incentive fee equal to $19,500 and accrued and unpaid interest equal to $13,406 in exchange for $3,000,000 in aggregate principal amount of the 2026 Debentures held by an institutional investor pursuant to an exchange agreement, dated September 24, 2010, by and among our parent company, our operating partnership and such institutional investor.

Future Uses of Cash

Our parent company may from time to time seek to retire, redeem or repurchase its preferred equity or the debt securities of the operating partnership through cash purchases and/or exchanges for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, redemptions or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

On November 9, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 7.875% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, regarding its redemption of all outstanding shares of its Series B Preferred Stock at a redemption price of $25.37734 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption date is December 10, 2010. Our parent company intends to fund the redemption with borrowings under our operating partnership’s revolving credit facility, which our operating partnership will distribute to our parent company in connection with our operating partnership’s redemption of all 2,530,000 of its outstanding 7.875% Series B Cumulative Redeemable Preferred Units held by our parent company.

We are also subject to the commitments discussed below under “Dividends and Distributions.”

Dividends and Distributions

Our parent company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our parent company intends to make, but is not contractually bound to make, regular quarterly distributions to its preferred stockholders and common stockholders from cash flow from our operating partnership’s operating activities. All such distributions are at the discretion of our parent company’s board of directors. Our parent company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our parent company has distributed 100% of its taxable income since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our parent company’s status as a REIT. The exchange rate on the 2026 Debentures, the exchange rate on our operating partnership’s 2029 Debentures, the conversion rate on our parent company’s series C cumulative convertible preferred stock and the conversion rate on our parent company’s series D cumulative convertible preferred stock are each subject to adjustment for certain events, including, but not limited to, certain dividends on our parent company’s common stock in excess of $0.265 per share per quarter, $0.33 per share per quarter, $0.28625 per share per quarter and $0.31 per share per quarter, respectively. Therefore, the declaration and payment of quarterly dividends by our parent company in excess of these thresholds may increase the dilutive impact of our operating partnership’s exchangeable debentures and our parent company’s convertible preferred stock on our parent company’s common stockholders.

While historically our parent company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, our parent company’s own shares. As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not real estate investment trusts can. Our parent company may need to continue to raise capital in the equity markets to fund our operating partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our parent company may be required to use borrowings under our operating partnership’s revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our parent company’s REIT status.

In 2010, our parent company declared the following dividends (in thousands):

Date dividend declared	Dividend payable date		Series A Preferred Stock (1)		Series B Preferred Stock (2)		Series C Preferred Stock (3)	Series D Preferred Stock (4)	Common Stock
February 23, 2010	March 31, 2010		$2,199		$1,246		$1,914	$4,742	$37,512	(5)
April 27, 2010	June 30, 2010		$2,199		$1,246		$1,914	$4,742	$41,783	(5)
July 19, 2010	Sept. 30, 2010		$—	(6)	$1,246		$1,914	$4,739	$47,024	(7)
November 2, 2010	Dec. 31, 2010	(8)	$—		$—	(9)	$1,914	$4,739		$(10)

			$4,398		$3,738		$7,656	$18,962	$126,319

(1)	$2.125 annual rate of dividend per share.
(2)	$1.969 annual rate of dividend per share.
(3)	$1.094 annual rate of dividend per share.
(4)	$1.375 annual rate of dividend per share.
(5)	$1.920 annual rate of dividend per share.
(6)	Redeemed on August 24, 2010 for a redemption price of $25.31285 per share, which equals the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date of approximately $1.3 million.
(7)	$2.120 annual rate of dividend per share.
(8)	The common stock dividend will be paid on January 14, 2011.
(9)	Scheduled to be redeemed on December 10, 2010 for a redemption price of $25.37734 per share, which equals the original issuance price of $25.00 per share, plus accrued and unpaid dividends up to but not including the redemption date.
(10)	$2.120 annual rate of dividend per share. The aggregate amount of the dividend will be determined based on the number of shares of common stock outstanding on the December 15, 2010 record date.

Distributions out of our current or accumulated earnings and profits are generally classified as dividends whereas distributions in excess of our current and accumulated earnings and profits, to the extent of a stockholder’s U.S. federal income tax basis in our parent company’s stock, are generally classified as a return of capital. Distributions in excess of a stockholder’s U.S. federal income tax basis in our parent company’s stock are generally characterized as capital gain. Cash provided by operating activities has been sufficient to fund all distributions.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms “we”, “our” and “us” refer to our operating partnership together with its consolidated subsidiaries or our operating partnership and our parent company together with their consolidated subsidiaries, as the text requires.

Analysis of Liquidity and Capital Resources

Our parent company is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our parent company, the section entitled “Liquidity and Capital Resources of the Parent Company” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.

As of September 30, 2010, we had $66.5 million of cash and cash equivalents, excluding $61.6 million of restricted cash. Restricted cash primarily consists of interest-bearing cash deposits required by the terms of several of our mortgage loans for a variety of purposes, including real estate taxes, insurance, anticipated or contractually obligated tenant improvements, as well as capital expenditures.

Our short-term liquidity requirements primarily consist of operating expenses, redevelopment costs and other expenditures associated with our properties, distributions to our parent company in order for it to make dividend payments on its preferred stock, distributions to our parent company in order for it to make dividend payments to its stockholders required to maintain its REIT status, distributions to the unitholders in our operating partnership, capital expenditures, debt service on our loans and, potentially, acquisitions. We expect to meet our short-term liquidity requirements through net cash provided by operations, restricted cash accounts established for certain future payments and by drawing upon our revolving credit facility.

As of September 30, 2010, our revolving credit facility had a total capacity of $750.0 million. Effective August 31, 2010, we exercised the first of two one-year extension options to our revolving credit facility, which extends its maturity date from August 31, 2010 to August 31, 2011. The bank group is obligated to grant extension options provided we give proper notice, we make certain representations and warranties and no default exists under the revolving credit facility. As of September 30, 2010, borrowings under the revolving credit facility bore interest at a blended rate of 1.36% (U.S.), 1.72% (Euro) and 1.67% (GBP), which are based on 1-month LIBOR, 1-month EURIBOR and 1-month GBP LIBOR, respectively, plus a margin of 1.10%. The revolving credit facility has a $515.0 million sub-facility for multicurrency advances in British Pound Sterling, Canadian Dollars, Euros, and Swiss Francs. We intend to use available borrowings under the revolving credit facility to, among other things, finance the acquisition of additional properties, fund tenant improvements and capital expenditures, fund development and redevelopment activities and to provide for working capital and other corporate purposes. As of September 30, 2010, approximately $220.6 million was drawn under this facility, and $16.8 million of letters of credit were issued, leaving approximately $512.5 million available for use.

On June 28, 2010, we completed an amendment to our revolving credit facility. The amendment to the revolving credit facility provides us with the ability to add eligible unencumbered international assets to the borrowing base in support of our outstanding unsecured debt. International assets include properties located in Canada, England, Ireland, Wales, France, Spain, the Netherlands, Singapore and Australia. Under the new amendment, international assets may comprise up to 25% of the borrowing base, with assets in Spain and Singapore limited to up to 10% of the borrowing base.

On June 30, 2010, we completed an amendment to our Prudential shelf facility, the terms of which are substantially the same as the amendment to our revolving credit facility described above.

For a discussion of the potential impact of current global economic and market conditions on our liquidity and capital resources, see “—Factors Which May Influence Future Results of Operations—Global market and economic conditions” above.

On January 20, 2010, we closed the sale of $100.0 million aggregate principal amount of our senior unsecured term notes to Prudential Investment Management, Inc. and certain of its affiliates, or, collectively, Prudential, pursuant to the Prudential shelf facility. The notes were issued in two series referred to as the series D and series E notes. The series D notes have a principal amount of $50.0 million, an interest-only rate of 4.57% per annum and a five-year maturity, and the series E notes have a principal amount of $50.0 million, an interest-only rate of 5.73% per annum and a seven-year maturity. On February 3, 2010, we closed the sale of an additional $17.0 million aggregate principal amount of our senior unsecured term notes, which we refer to as the series F notes, to Prudential pursuant to the Prudential shelf facility. The series F notes have an interest-only rate of 4.50% per annum and a five-year maturity. We used the proceeds of the series D, series E and series F notes to fund acquisitions, to temporarily repay borrowings under our revolving credit facility, to fund working capital and for general corporate purposes.

On January 22, 2010, our parent company entered into the Equity Distribution Agreements discussed under “Liquidity and Capital Resources of the Parent Company” above. From January 1, 2010 through September 30, 2010, our parent company generated net proceeds of approximately $154.4 million from the issuance of approximately 2.8 million common shares under the Equity Distribution Agreements at an average price of $56.35 per share after payment of approximately $2.4 million of commissions to the sales agents. The proceeds from the issuances were contributed to us in exchange for the issuance of 2.8 million common units to our parent company.

On January 22, 2010, we completed the acquisition of the New England Portfolio, a three-property datacenter portfolio located in Massachusetts and Connecticut, from Sentinel Properties—Needham, LLC, SP—Needham I, LLC, Sentinel Properties—Bedford LLC and Sentinel Properties—Trumbull, LLC, or, collectively, the Sellers. The purchase price, which was determined through negotiations between us and the Sellers, was approximately $375.0 million and was paid in cash funded with borrowings under our revolving credit facility.

On January 28, 2010, we closed the issuance of $500.0 million aggregate principal amount of 5.875% notes due 2020. The purchase price paid by the initial purchasers was 98.296% of the principal amount thereof. The notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness and are fully and unconditionally guaranteed by our parent company. Interest on the notes is payable on February 1 and August 1 of each year, beginning on August 1, 2010. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $487.1 million. We used the net proceeds from the offering to temporarily repay our borrowings under our revolving credit facility, fund development and redevelopment opportunities, fund working capital and for general corporate purposes.

On June 8, 2010, our parent company completed an offering of 6,900,000 shares of common stock for total net proceeds, after deducting discounts and estimated expenses, of approximately $377.1 million. Our parent company contributed the net proceeds from this offering to us in exchange for 6,900,000 common units, as required by our partnership agreement. We used a portion of the net proceeds from the offering to fund a portion of the acquisition of the 365 Main Portfolio, described below, and the balance of the proceeds to acquire additional properties, to fund development and redevelopment opportunities and for general working capital purposes.

On June 14, 2010, our parent company issued 1,160,950 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $184,800 and accrued and unpaid interest equal to $503,965 in exchange for $36,960,000 in aggregate principal amount of our 2026 Debentures held by an institutional investor pursuant to an exchange agreement, dated June 14, 2010, by and among us, our parent company and such institutional investor.

On July 8, 2010, we closed the issuance of $375.0 million aggregate principal amount of 4.50% notes due 2015. The purchase price paid by the initial purchasers was 99.697% of the principal amount thereof. The notes are our general unsecured senior obligations, rank equally in right of payment with all our other senior unsecured indebtedness and are fully and unconditionally guaranteed by our parent company. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2011. The net proceeds from the offering after deducting the original issue discount, underwriting commissions and estimated expenses was approximately $370.8 million. We used the net proceeds from the offering to fund a portion of the acquisition of the 365 Main Portfolio, described below.

On July 13, 2010, we completed the acquisition of a five-property datacenter portfolio located in California, Arizona and Virginia, which we refer to as the Rockwood Capital/365 Main Portfolio. The purchase price was approximately $725.0 million and was funded with proceeds from our parent company’s common stock offering in June 2010 and our notes offering in July 2010 along with borrowings under our revolving credit facility.

On July 22, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, regarding its redemption of all 4,140,000 outstanding shares of the Series A Preferred Stock at a redemption price of $25.31285 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption date was August 24, 2010. We funded the redemption with borrowings under our revolving credit facility, which we distributed to our parent company in connection with our redemption of all 4,140,000 of our outstanding 8.50% Series A Cumulative Redeemable Preferred Units held by our parent company.

On July 27, 2010, our parent company issued 236,444 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $37,516 and accrued and unpaid interest equal to $138,360 in exchange for $7,500,000 in aggregate principal amount of the 2026 Debentures held by an institutional investor pursuant to an exchange agreement, dated July 27, 2010, by and among us, our parent company and such institutional investor.

On August 5, 2010, we acquired a 50% controlling interest in a joint venture that owns 800 Central Expressway, a vacant 150,000 square foot powered shell building that was added to our inventory of space held for redevelopment. Upon obtaining control of the joint venture, we consolidated the joint venture which included a property with an estimated fair value of $27.1 million, $2.1 million of restricted cash, and $23.9 million of secured loans which were paid down to $20.5 million in connection with our acquisition. In addition, each member subsequently contributed $8.8 million to fund a lender required impound account to be used to fund future expected redevelopment costs.

On August 5, 2010, we acquired a 50% noncontrolling common interest in a joint venture for approximately $6.0 million that owns 700 and 750 Central Expressway, two fully leased office buildings comprising approximately 300,000 square feet. The joint venture is encumbered by $29.1 million of secured loans. We made a $4.1 million preferred equity contribution to the joint venture which was used to pay down to secured loans to $25 million. We have the option to put our common interest back to the other member, subject to certain conditions, at a price equal to our initial common interest contribution of $6.0 million.

On August 19, 2010, we acquired two fully leased datacenter properties for a purchase price of $50.3 million. The first property is 2950 Zanker Road, located in San Jose, California, and totals approximately 69,700 rentable square feet. The second property is 900 Dorothy Drive, located in Richardson, Texas, and totals over 56,000 rentable square feet. The acquisition was financed with cash on hand and borrowings under our revolving credit facility.

In two settlements on August 30, 2010 and September 1, 2010, our parent company issued an aggregate of 436,539 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an aggregate incentive fee equal to $91,062 and aggregate accrued and unpaid interest equal to $25,157 in exchange for $13,847,000 in aggregate principal amount of the 2026 Debentures held by an institution pursuant to an exchange agreement, dated August 30, 2010, by and among us, our parent company and such institution.

On September 17, 2010, our parent company issued 28,496 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $5,919 and accrued and unpaid interest equal to $3,197 in exchange for $900,000 in aggregate principal amount of the 2026 Debentures held by an institutional investor pursuant to an exchange agreement, dated September 17, 2010, by and among us, our parent company and such institutional investor.

On September 24, 2010, our parent company issued 94,990 privately issued shares of its common stock, par value $0.01 per share, to us, and we delivered the shares and paid an incentive fee equal to $19,500 and accrued and unpaid interest equal to $13,406 in exchange for $3,000,000 in aggregate principal amount of the 2026 Debentures held by an institutional investor pursuant to an exchange agreement, dated September 24, 2010, by and among us, our parent company and such institutional investor.

Construction

As of September 30, 2010 and December 31, 2009, work in progress, including the proportionate land and property costs related to current construction projects, amounted to $192.6 million, or $238.6 million including construction accruals and certain capitalized costs, and $156.2 million, or $187.1 million including construction accruals and certain capitalized costs, respectively. Separately, our redevelopment program included the proportionate land and building costs related to other targeted projects in the amount of $119.9 million and $88.6 million as of September 30, 2010 and December 31, 2009, respectively. Work in progress related to non-redevelopment projects, primarily tenant and building improvements, amounted to $1.5 million and $0.4 million as of September 30, 2010 and December 31, 2009, respectively.

Future Uses of Cash

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. As of September 30, 2010, we had approximately 1.9 million square feet of redevelopment space and we also owned approximately 175,000 net rentable square feet of datacenter space with extensive installed tenant improvements that we may subdivide for Turn-Key Datacenter® use during the next two years rather than lease to large single tenants. Turn-Key Datacenter® space is move-in-ready space for the placement of computer and network equipment required to provide a datacenter environment. Depending on demand for additional Turn-Key Datacenter® space, we expect to incur significant tenant improvement costs to build out and redevelop these types of spaces. At September 30, 2010, approximately 209,000 square feet of our space held for redevelopment was under construction for Turn-Key Datacenter® space in five U.S. markets and two European market. At September 30, 2010, we had commitments under construction contracts for approximately $101.5 million. We currently expect to incur approximately $100.0 million to $150.0 million of capital expenditures for our redevelopment program during the three months ended December 31, 2010, although this amount may increase or decrease, potentially materially, based on numerous factors, including changes in demand, leasing results and availability of debt or equity capital.

We are also subject to the commitments discussed below under “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” and “Distributions” as described below.

Consistent with our growth strategy, we actively pursue opportunities for potential acquisitions, with due diligence and negotiations often at different stages at different times. The dollar value of additional acquisitions for the remainder of the year ending December 31, 2010 will be based on numerous factors, including tenant demand, leasing results, availability of debt or equity capital and acquisition opportunities.

We may from time to time seek to retire or repurchase our outstanding debt or the preferred equity of our parent company through cash purchases and/or exchanges for equity securities of our parent company in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors. The amounts involved may be material.

On November 9, 2010, our parent company distributed a Notice of Redemption to all holders of record of its outstanding 7.875% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, regarding its redemption of all outstanding shares of its Series B Preferred Stock at a redemption price of $25.37734 per share. The redemption price is equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption date is December 10, 2010. Our parent company intends to fund the redemption with borrowings under our operating partnership’s revolving credit facility, which our operating partnership will distribute to our parent company in connection with our operating partnership’s redemption of all 2,530,000 of its outstanding 7.875% Series B Cumulative Redeemable Preferred Units held by our parent company.

We expect to meet our short-and long-term liquidity requirements, including to pay for scheduled debt maturities and to fund property acquisitions and non-recurring capital improvements with net cash from operations, future long-term secured and unsecured indebtedness and the issuance of equity and debt securities and the proceeds of equity issuances by our parent company. We also may fund future short-and long-term liquidity requirements, including property acquisitions and non-recurring capital improvements using our revolving credit facility pending permanent financing. If we are not able to obtain additional financing on terms attractive to us, or at all, including as a result of the circumstances described above under “Factors Which May Influence Future Results of Operations—Global market and economic conditions”, we may be required to reduce our acquisition or capital expenditure plans, which could have a material adverse effect upon our business and results of operations.

Distributions

All distributions on our units are at the discretion of our parent company’s board of directors. In 2010, our operating partnership declared the following distributions (in thousands):

Date distribution declared	Distribution payable date		Series A Preferred Unit (1)		Series B Preferred Unit (2)		Series C Preferred Unit (3)	Series D Preferred Unit (4)	Common Units
February 23, 2010	March 31, 2010		$2,199		$1,246		$1,914	$4,742	$40,143	(5)
April 27, 2010	June 30, 2010		$2,199		$1,246		$1,914	$4,742	$44,442	(5)
July 19, 2010	Sept. 30, 2010		$—	(6)	$1,246		$1,914	$4,739	$49,960	(7)
November 2, 2010	Dec. 31, 2010	(8)	$—		$—	(9)	$1,914	$4,739	$—	(10)

			$4,398		$3,738		$7,656	$18,962	$134,545

(1)	$2.125 annual rate of distribution per unit.
(2)	$1.969 annual rate of distribution per unit.
(3)	$1.094 annual rate of distribution per unit.
(4)	$1.375 annual rate of distribution per unit.
(5)	$1.920 annual rate of distribution per unit.
(6)	Redeemed on August 24, 2010 for a redemption price of $25.31285 per unit, which equals the original issuance price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date of approximately $1.3 million.
(7)	$2.120 annual rate of distribution per unit.
(8)	The common unit distribution will be paid on January 14, 2011.
(9)	Scheduled to be redeemed on December 10, 2010 for a redemption price of $25.37734 per unit, which equals the original issuance price of $25.00 per unit, plus accrued and unpaid distributions up to but not including the redemption date.
(10)	$2.120 annual rate of distribution per unit. The aggregate amount of the distribution will be determined based on the number of common units outstanding on the December 15, 2010 record date.

Commitments and Contingencies

We have agreed with the seller of 350 East Cermak Road to share a portion, not to exceed $135,000 per month, of rental revenue, adjusted for our costs to lease the premises, from the leases of the 192,000 square feet of space held for redevelopment. This revenue sharing agreement will terminate in May 2012. We made payments of approximately $4.2 million and $31,000 to the seller during the nine months ended September 30, 2010 and 2009, respectively. We have recorded approximately $2.7 million and $2.1 million for this contingent liability on our balance sheet at September 30, 2010 and December 31, 2009, respectively.

As part of the acquisition of Clonshaugh Industrial Estate, we entered into an agreement with the seller whereby the seller is entitled to receive 40% of the net rental income generated by the existing building, after we have received a 9% return on all capital invested in the property. As of February 6, 2006, the date we acquired this property, we have estimated the present value of these expected payments over the 10-year lease term to be approximately $1.1 million and this value has been recorded as a component of the purchase price. Accounts payable and other liabilities include $1.3 million for this liability as of September 30, 2010 and December 31, 2009. During the nine months ended September 30, 2010 and 2009, we paid approximately $0.1 million and $0.2 million, respectively, to the seller.

As of September 30, 2010, we were a party to interest rate cap and swap agreements which hedge variability in cash flows related to LIBOR, GBP LIBOR and EURIBOR based mortgage loans. Under these swaps, we pay variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amounts. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

Outstanding Consolidated Indebtedness

The table below summarizes our debt, as of September 30, 2010 (in millions):

Debt Summary:
Fixed rate	$2,222.8
Variable rate debt subject to interest rate swaps and caps	278.2

Total fixed rate debt (including interest rate swaps and caps)	2,501.0
Variable rate—unhedged	220.6

Total	$2,721.6

Percent of Total Debt:
Fixed rate (including swapped debt)	91.9%
Variable rate	8.1%

Total	100.0%

Effective Interest Rate as of September 30, 2010(1):
Fixed rate (including hedged variable rate debt)	5.70%
Variable rate	1.39%
Effective interest rate	5.35%

(1)	Excludes impact of deferred financing cost amortization.

As of September 30, 2010, we had approximately $2.7 billion of outstanding consolidated long-term debt as set forth in the table above. Our ratio of debt to total enterprise value was approximately 30% (based on the closing price of our parent company’s common stock on September 30, 2010 of $61.70). For this purpose, our total enterprise value is defined as the sum of the market value of our parent company’s outstanding common stock (which may decrease, thereby increasing our debt to total enterprise value ratio), excluding options issued under our incentive award plan, plus the liquidation value of our parent company’s preferred stock, plus the aggregate value of our operating partnership units not held by our parent company (with the per unit value equal to the market value of one share of our parent company’s common stock and excluding long-term incentive units and Class C Units), plus the book value of our total consolidated indebtedness.

The variable rate debt shown above bears interest at interest rates based on various LIBOR, GBP LIBOR and EURIBOR rates ranging from one to twelve months, depending on the respective agreement governing the debt. Assuming maturity of the 2026 Debentures and the 2029 Debentures at their first redemption dates in August 2011 and April 2014, respectively, as of September 30, 2010, our debt had a weighted average term to initial maturity of approximately 4.7 years (approximately 4.9 years assuming exercise of extension options).

Off-Balance Sheet Arrangements

As of September 30, 2010, we were party to interest rate swap and cap agreements related to $278.2 million of outstanding principal on our variable rate debt. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk.”

The 2026 Debentures provide for excess exchange value to be paid in cash and/or shares of Digital Realty Trust, Inc. common stock if the stock price exceeds a certain amount. If such debentures were exchanged in full on September 30, 2010, we would owe approximately $110.0 million to the holders of such debentures, payable in cash equal to the principal balance plus $103.2 million, equal to the excess exchange value, payable in cash and/or shares of Digital Realty Trust, Inc. common stock. See note 6 to our condensed consolidated financial statements for a further description of our 2026 Debentures.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

The following table shows cash flows and ending cash and cash equivalent balances for the nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change
Net cash provided by operating activities	$240,321	$218,724	$21,597
Net cash used in investing activities	(1,459,372)	(359,490)	(1,099,882)
Net cash provided by financing activities	1,213,224	108,584	1,104,640

Net decrease in cash and cash equivalents	$(5,827)	$(32,182)	$26,355

The increase in net cash provided by operating activities was primarily due to increased cash flows from new leasing at our same store properties, completed and leased redevelopment space and our acquisition of new operating properties partially offset by increased operating and interest expenses . Net cash used in investing activities increased for the nine months ended September 30, 2010, as we had an increase in cash paid for acquisitions for the nine months ended September 30, 2010 ($1,182 million) as compared to in the same period in 2009 ($37.4 million) offset by a decrease in cash paid for capital expenditures for the nine months ended September 30, 2010 ($248.7 million) as compared to the same period in 2009 ($323.2 million).

Net cash flows from financing activities consisted of the following amounts (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change
Proceeds from borrowings, net of repayments	$112,383	$(88,116)	$200,499
Net proceeds from issuance of common/preferred stock, including exercise of stock options	536,381	87,469	448,912
Redemption of series A preferred stock	(103,500)	—	(103,500)
Net proceeds from unsecured senior notes due 2020	486,601	—	486,601
Net proceeds from unsecured senior notes due 2015	370,943	—	370,943
Net proceeds from 2029 exchangeable senior debentures	—	258,949	(258,949)
Dividend and distribution payments	(200,945)	(140,087)	(60,858)
Other	11,361	(9,631)	20,992

Net cash provided by financing activities	$1,213,224	$108,584	$1,104,640

The increase in net cash provided by financing activities was primarily due to the issuance of our 2015 Notes (net proceeds of $370.9 million), 2020 Notes (net proceeds of $486.6 million) and common stock (net proceeds of $536.4 million during the nine months ended September 30, 2010) as compared to the issuance of our 2029 Debentures (net proceeds of $258.9 million) in April 2009. The increase in dividend and distribution payments for the nine months ended September 30, 2010 as compared to the same period in 2009 was a result of an increase in shares outstanding and dividend amount per share in 2010 as compared to 2009.

Noncontrolling Interests in Operating Partnership

Noncontrolling interests relate to the common units in our operating partnership that are not owned by us, which, as of September 30, 2010, amounted to 5.8% of our operating partnership common units. In conjunction with our formation, GI Partners received common units, in exchange for contributing ownership interests in properties to our operating partnership. Also, our operating partnership issued common units to third party sellers in connection with our acquisition of real estate interests from such third parties.

Limited partners who acquired common units in connection with our formation have the right to require our operating partnership to redeem part or all of their common units for cash based upon the fair market value of an equivalent number of shares of Digital Realty Trust, Inc. common stock at the time of the redemption. Alternatively, we may elect to acquire those common units in exchange for shares of Digital Realty Trust, Inc. common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Pursuant to registration rights agreements we entered into with GI Partners and the other third party contributors, we filed a shelf registration statement covering the issuance of the shares of our common stock issuable upon redemption of the common units, and the resale of those shares of common stock by the holders. As of March 31, 2007, GI Partners no longer had an ownership interest in our operating partnership.

Inflation

Many of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above. See “Factors Which May Influence Future Results of Operations—Operating Expenses” for further discussion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our future income, cash flows and fair values relevant to financial instruments depend upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

Analysis of Debt between Fixed and Variable Rate.

We use interest rate swap and cap agreements and fixed rate debt to reduce our exposure to interest rate movements. As of September 30, 2010, our consolidated debt was as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed rate debt	$2,222.8	$2,582.0
Variable rate debt subject to interest rate swaps and caps	278.2	279.7

Total fixed rate debt (including interest rate swaps and caps)	2,501.0	2,861.7
Variable rate debt	220.6	220.6

Total outstanding debt	$2,721.6	$3,082.3

Interest rate swaps included in this table and their fair values as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

Notional Amount								Fair Value at Significant Other Observable Inputs (Level 2)
As of September 30, 2010		As of December 31, 2009		Type of Derivative	Strike Rate	Effective Date	Expiration Date	As of September 30, 2010	As of December 31, 2009
$19,802	(1)	$20,831	(1)	Swap	4.944	Jul. 10, 2006	Apr. 10, 2011	$(424)	$(952)
67,304	(1)	69,154	(1)	Swap	2.980	April 6, 2009	Nov. 30, 2013	(3,389)	(299)
14,297	(2)	15,208	(2)	Swap	3.981	May 17, 2006	Jul. 18, 2013	(981)	(889)
10,343	(2)	11,003	(2)	Swap	4.070	Jun. 23, 2006	Jul. 18, 2013	(734)	(675)
9,102	(2)	9,682	(2)	Swap	3.989	Jul. 27, 2006	Oct. 18, 2013	(668)	(579)
42,372	(2)	45,067	(2)	Swap	3.776	Dec. 5, 2006	Jan. 18, 2012	(1,408)	(1,887)
36,429	(2)	38,746	(2)	Swap	4.000	Dec. 20, 2006	Jan. 18, 2012	(1,315)	(1,794)
40,902	(2)	42,993	(2)	Swap	2.703	Dec. 3, 2009	Sep. 4, 2014	(1,660)	(453)
17,171		17,737		Cap	4.000	June 24, 2009	June 25, 2012	1	70
20,500		—		Cap	4.000	Aug. 4, 2010	June 15, 2013	16	—

$278,222		$270,421						$(10,562)	$(7,458)

(1)	Translation to U.S. dollars is based on exchange rate of $1.57 to £1.00 as of September 30, 2010 and $1.61 to £1.00 as of December 31, 2009.
(2)	Translation to U.S. dollars is based on exchange rate of $1.36 to €1.00 as of September 30, 2010 and $1.43 to €1.00 as of December 31, 2009.

Sensitivity to Changes in Interest Rates.

The following table shows the effect if assumed changes in interest rates occurred:

Assumed event	Interest rate change (basis points)	Change ($ millions)
Increase in fair value of interest rate swaps and caps following an assumed 10% increase in interest rates	11	$0.6
Decrease in fair value of interest rate swaps and caps following an assumed 10% decrease in interest rates	(11)	($0.6)
Increase in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% increase in interest rates	11	0.2
Decrease in annual interest expense on our debt that is variable rate and not subject to swapped or capped interest following a 10% decrease in interest rates	(11)	(0.2)
Increase in fair value of fixed rate debt following a 10% decrease in interest rates	(11)	10.6
Decrease in fair value of fixed rate debt following a 10% increase in interest rates	11	(9.8)

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Foreign Currency Exchange Risk

For the nine months ended September 30, 2010 and 2009, we had foreign operations in the United Kingdom, Ireland, France, The Netherlands, Switzerland and Canada and, as such, are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are conducted in the British Pound, Euro and the Swiss Franc, except for our Canadian property for which the functional currency is the U.S. dollar. Our primary currency exposures are to the Euro and the British Pound. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. For the three months ended September 30, 2010 and 2009, operating revenues from properties outside the United States contributed $23.9 million and $20.7 million, respectively, which represented 10.1 and 12.7% of our operating revenues, respectively, and for the nine months ended September 30, 2010 and 2009, operating revenues from properties outside the United States contributed $69.4 million and $60.1 million, respectively, which represented 11.1 and 12.9% of our operating revenues, respectively.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, Inc.)

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the company has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the company does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the company’s chief executive officer and chief financial officer each concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures (Digital Realty Trust, L.P.)

The operating partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the operating partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the operating partnership has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the operating partnership does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the operating partnership carried out an evaluation, under the supervision and with participation of the chief executive officer and chief financial officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of the end of the quarter covered by this report. Based on the foregoing, the chief executive officer and chief financial officer of the operating partnership’s general partner each concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the operating partnership’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS.

None.

ITEM 1A—RISK FACTORS.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and any amendments thereto, continue to apply to the company’s business.

The risk factors discussed under the heading “Risk Factors” and elsewhere in the operating partnership’s General Form for Registration of Securities on Form 10 filed on June 25, 2010, and the amendments thereto, continue to apply to the operating partnership’s business.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Digital Realty Trust, Inc.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2010	—	—	—	—
August 1-31, 2010	4,140,000 shares of Series A Preferred Stock	$25.31285	4,140,000 shares of Series A Preferred Stock	0
September 1-30, 2010	—	—	—	—
Total	4,140,000	$25.31285	4,140,000	0

(1)	On July 22, 2010, the Company distributed a Notice of Redemption to all holders of record of its outstanding 8.50% Series A Cumulative Redeemable Preferred Stock, or the Series A Preferred Stock, announcing its redemption of all 4,140,000 outstanding shares of the Series A Preferred Stock at a redemption price of $25.31285 per share. The redemption price was equal to the original issuance price of $25.00 per share, plus accrued and unpaid dividends. The redemption was made at the option of the Company pursuant to Section 5(b) of the Articles Supplementary establishing and fixing the rights and preferences of the Series A Preferred Stock. The redemption date was August 24, 2010.
(2)	The Company redeemed all outstanding shares of its Series A Preferred Stock on August 24, 2010.

Digital Realty Trust, L.P.

In the three months ended September 30, 2010, Digital Realty Trust, Inc. issued an aggregate of 796,469 privately issued shares of its common stock to our operating partnership, and our operating partnership delivered the shares and paid an aggregate incentive fee equal to $154,225 and accrued and unpaid interest in the aggregate equal to $180,119 in exchange for $25,247,000 in aggregate principal amount of its 2026 Debentures held by institutional investors pursuant to exchange agreements by and among our operating partnership, Digital Realty Trust, Inc. and the institutional investors. Digital Realty Trust, Inc. contributed the shares to our operating partnership in exchange for an aggregate of 796,469 common units.

For all issuances of units to Digital Realty Trust, Inc., our operating partnership relied on our general partner’s status as a publicly traded NYSE-listed company with over $4 billion in total consolidated assets and as our operating partnership’s majority owner and general partner as the basis for the exemption under Section 4(2) of the Securities Act.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4—(REMOVED AND RESERVED)

ITEM 5—OTHER INFORMATION.

None.

ITEM 6—EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.2	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.3	Exchange Agreement, dated July 27, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Basso Holdings Ltd. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 27, 2010).

4.4	Exchange Agreement, dated August 30, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 30, 2010).

4.5	Exchange Agreement, dated September 17, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on September 17, 2010).

4.6	Exchange Agreement, dated September 24, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and AG Ofcon, Ltd. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on September 24, 2010).

10.1	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated as of June 30, 2010 between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement defined therein (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Condensed Consolidated Statement of Equity and Comprehensive Income/Statement of Capital and Comprehensive Income for the nine months ended September 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, INC.

November 9, 2010	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

November 9, 2010	/s/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 9, 2010	/s/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL REALTY TRUST, L.P.

	By:	Digital Realty Trust, Inc. Its general partner

By:

November 9, 2010	/S/ MICHAEL F. FOUST
Michael F. Foust Chief Executive Officer (principal executive officer)

November 9, 2010	/S/ A. WILLIAM STEIN
A. William Stein Chief Financial Officer and Chief Investment Officer (principal financial officer)

November 9, 2010	/S/ EDWARD F. SHAM
Edward F. Sham Sr. Vice President and Controller (principal accounting officer)

Exhibit Index

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Digital Realty Trust, Inc., as amended (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Annual Report on Form 10-K filed on February 26, 2010).

3.2	Second Amended and Restated Bylaws of Digital Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on March 19, 2009).

3.3	Certificate of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 3.1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on June 25, 2010).

3.4	Eighth Amended and Restated Agreement of Limited Partnership of Digital Realty Trust, L.P. (incorporated by reference to Exhibit 10.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on April 13, 2009).

4.1	Indenture, dated as of July 8, 2010, among Digital Realty Trust, L.P., as issuer, Digital Realty Trust, Inc., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, including the form of 4.50% Notes due 2015 (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.2	Registration Rights Agreement, dated July 8, 2010, among Digital Realty Trust, L.P., Digital Realty Trust, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 4.2 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 12, 2010).

4.3	Exchange Agreement, dated July 27, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Basso Holdings Ltd. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on July 27, 2010).

4.4	Exchange Agreement, dated August 30, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on August 30, 2010).

4.5	Exchange Agreement, dated September 17, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on September 17, 2010).

4.6	Exchange Agreement, dated September 24, 2010, by and among Digital Realty Trust, Inc., Digital Realty Trust, L.P. and AG Ofcon, Ltd. (incorporated by reference to Exhibit 4.1 to Digital Realty Trust, Inc.’s Current Report on Form 8-K filed on September 24, 2010).

10.1	Amendment No. 1 to Note Purchase and Private Shelf Agreement dated as of June 30, 2010 between Digital Realty Trust, L.P. and Prudential Investment Management, Inc. and the other Purchasers party to the Note Agreement defined therein (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to Digital Realty Trust, L.P.’s General Form for Registration of Securities on Form 10 filed on August 4, 2010).

12.1	Statement of Computation of Ratios.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

31.3	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

31.4	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

32.1	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, Inc.

32.2	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, Inc.

32.3	18 U.S.C. § 1350 Certifications of Chief Executive Officer for Digital Realty Trust, L.P.

32.4	18 U.S.C. § 1350 Certifications of Chief Financial Officer for Digital Realty Trust, L.P.

Exhibit Number	Description
101**	The following financial statements from Digital Realty Trust, Inc.’s and Digital Realty Trust, L.P.’s Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Condensed Consolidated Statement of Equity and Comprehensive Income/Statement of Capital and Comprehensive Income for the nine months ended September 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.